Form 10-Q
period 2013-09-30
Edgewater Bancorp, Inc.
filed 2013-12-20
CIK 1584770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

OR

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                to

Commission File No. 333-191125

Edgewater Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-3687434
(State or other jurisdiction of in Company or organization)	(I.R.S. Employer Identification Number)

321 Main Street, St. Joseph, Michigan	49085
(Address of Principal Executive Offices)	Zip Code

(269) 982-4175

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☐     NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of December 20, 2013.

Edgewater Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

Edgewater Bancorp, Inc., a Maryland Company (the “Registrant”), was formed on July 12, 2013 to serve as the stock holding company for Edgewater Bank, a federally chartered mutual savings association (the “Bank”), as part of the mutual-to-stock conversion of the Bank.  As of September 30, 2013, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, financial and other information of the Bank on a consolidated basis is included in this Quarterly Report on Form 10-Q.

Part I. — Financial Information

Financial Statements

Edgewater Bank

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$872,943	$824,611
Interest-earning demand accounts	8,936,721	8,198,185
Cash and cash equivalents	9,809,664	9,022,796
Available for sale, at fair value	17,013,767	14,555,345
Federal Home Loan Bank (FHLB) stock	1,408,200	1,408,200
Loans held for sale	—	683,000
Loans receivable, net of allowance for losses of $1,043,873 and $1,504,169, respectively	83,939,008	88,497,049
Premises and equipment, net	4,309,650	4,613,413
Other real estate, net	1,464,038	3,191,137
Interest receivable	327,929	318,160
Mortgage servicing right	521,039	550,890
Intangible assets	5,197	51,972
Other assets	708,609	447,218

Total assets	$119,507,101	$123,339,180

Liabilities and Equity

Liabilities
Deposits
Noninterest bearing	$12,708,574	$9,947,356
Interest-bearing	96,246,582	96,460,685
	108,955,156	106,408,041
Federal Home Loan Bank advances	—	5,000,000
Accrued and other liabilities	813,475	655,784
Total liabilities	109,768,631	112,063,825

Commitments and contingencies

Equity
Retained earnings	9,868,324	11,038,566
Accumulated other comprehensive income (loss)	(129,854)	236,789
Total equity	9,738,470	11,275,355

Total liabilities and equity	$119,507,101	$123,339,180

The accompanying notes are an integral part of these financial statements.

Edgewater Bank

Condensed Consolidated Statements of Operations

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Interest Income
Loans, including fees	$1,018,116	$1,246,152	$3,020,724	$3,886,934
Debt securities
Taxable	44,616	49,673	131,843	165,287
Tax-exempt	12,225	7,610	30,537	27,127
Federal Home Loan Bank stock	13,788	10,504	38,830	31,656
Other	12,495	17,420	35,398	23,202
Total interest income	1,101,240	1,331,359	3,257,332	4,134,206

Interest Expense
Deposits	135,375	179,612	418,821	583,783
Federal Home Loan Bank advances	1,150	42,869	8,852	194,982
Total interest expense	136,525	222,481	427,673	778,765

Net interest income	964,715	1,108,878	2,829,659	3,355,441
Provision for loan losses	250,000	560,000	490,000	790,000

Net Interest Income After Provision for Loan Losses	714,715	548,878	2,339,659	2,565,441

Other Income
Service charges, deposits	132,840	132,420	376,755	398,610
Mortgage banking activities	78,650	234,032	326,794	508,921
Net relized gains on sales of available-for-sale securities (includes $0, $0, $0 and $15,811, respectively, related to accumulated other comprehensive earnings reclassification)	—	—	—	15,811
Other	31,588	31,979	107,132	91,342
Total other income	243,078	398,431	810,681	1,014,684

Other Expense
Salaries and employee benefits	630,872	594,961	1,781,758	1,824,118
Occupancy and equipment	202,947	183,097	639,258	544,376
Data processing	168,983	175,835	484,690	494,324
Loss on sale of other real estate, net	176,278	16,882	184,820	44,086
Interchange	18,605	23,541	59,508	51,255
Advertising	12,260	25,500	55,435	76,500
FDIC inurance premiums	41,400	43,365	126,856	130,951
Other real estate	51,551	46,111	169,183	73,283
Professional fees	220,984	78,584	467,541	234,747
Insurance	20,573	22,182	61,449	67,279
Other	85,878	101,958	290,084	301,950
Total other expense	1,630,331	1,312,016	4,320,582	3,842,869

Loss Before Income Taxes	(672,538)	(364,707)	(1,170,242)	(262,744)

Provision for Income Taxes	—	—	—	—

Net Loss	$(672,538)	$(364,707)	$(1,170,242)	$(262,744)

The accompanying notes are an integral part of these financial statements.

Edgewater Bank

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)

Net Loss	$(672,538)	$(364,707)	$(1,170,242)	$(262,744)

Other Comprehensive Income (Loss)

Net change in unrealized gains (losses) on investment securities available for sale	(103,554)	56,630	(366,643)	52,738

Less: reclassification adjustment for realized gains (losses) included in net income (loss)	—	—	—	15,811

Other comprehensive income (loss) before income tax	(103,554)	56,630	(366,643)	36,927

Tax expense (benefit), net of deferred tax asset valuation impact of $(35,208), $19,254, $(124,659) and $12,555, respectively	—	—	—	—

Comprehensive Loss	$(776,092)	$(308,077)	$(1,536,885)	$(225,817)

The accompanying notes are an integral part of these financial statements.

Edgewater Bank

Condensed Consolidated Statement of Change in Equity

(Dollars in Thousands)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
	(Unaudited)

Balance at January 1, 2013	$11,038,566	$236,789	$11,275,355

Net income	(1,170,242)		(1,170,242)
Change in unrealized gains on investment securities, net of reclassification and tax		(366,643)	(366,643)

Balance at September 30, 2013	$9,868,324	$(129,854)	$9,738,470

The accompanying notes are an integral part of these financial statements.

Edgewater Bank

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Operating activities:
Net income	$(1,170,242)	$(262,744)
Items not requiring cash:
Depreciation	386,390	294,225
Provision for loan losses	490,000	790,000
Amortization of premiums on securities	123,177	103,093
Change in fair value of mortgage servicing rights	82,623	86,248
Loss on sale of other real estate	184,820	44,086
Net realized gains on sales of available-for-sale securities	—	(15,811)
Amortization of mortgage servicing rights	66,981	23,849
Loans originated for sale	(13,593,383)	(20,121,255)
Proceeds from loan sold	14,486,537	19,717,916
Gain on sale of loans	(329,907)	(497,728)
Gain on sale of premises and equipment	(1,000)	—
Net change in:
Interest receivable and other assets	(271,160)	185,074
Interest payable and other liabilities	91,572	186,207
Net cash provided by operating activities	546,408	533,160

Investing activities:
Purchases of available-for-sale securities	(4,894,274)	(6,849,340)
Proceeds from sales of available-for-sale securities	—	1,305,811
Proceeds from calls and maturities of available-for-sale securities	1,946,032	4,290,897
Net change in loans	3,385,245	9,193,464
Proceeds from sale of other real estate	2,225,075	621,705
Proceeds from sale of premises and equipment	211,000	—
Purchases of premises and equipment	(179,733)	(395,823)
Net cash provided by investing activities	2,693,345	8,166,714

Financing activities:
Net change in deposits	2,547,115	(7,824,310)
Proceeds from Federal Home Loan Bank advances	—	7,000,000
Repayment of Federal Home Loan Bank advances	(5,000,000)	(11,500,000)
Net cash used in financing activities	(2,452,885)	(12,324,310)

Net Change in Cash and Cash Equivalents	786,868	(3,624,436)

Cash and Cash Equivalents, Beginning of Period	9,022,796	6,856,774

Cash and Cash Equivalents, End of Period	$9,809,664	$3,232,338

Additional Cash Flows Information:
Interest paid	$343,178	$716,612
Loans transferred to other real estate	682,796	971,224
Capitalization of mortgage serving rights	119,753	165,717

The accompanying notes are an integral part of these financial statements.

Edgewater Bank

Form 10-Q

Notes to Condensed Consolidated Financial Statements

Edgewater Bank, a federally chartered mutual savings association (the “Company” or “Bank”) is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Berrien, Van Buren and to a lesser extent Cass Counties, Michigan.  The Bank is subject to competition from other financial institutions.  The Bank is subject to the regulation of the certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The Company’s wholly-owned subsidiaries, Explorer Financial Service Corporation (EFSC) and Edgewater Insurance Agency, Inc. (EIA) are included in the consolidated financial statements.  EFSC is primarily engaged in providing title insurance services and EIA is used to collect premiums and receive commissions for insurance related benefits the Bank offers its employees.

Note 1:  Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, certain information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information have been condensed or omitted pursuant to such rules and regulations.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month and nine-month periods ended September 30, 2013, are not necessarily indicative of the results which may be expected for the entire year.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company as of December 31, 2012 included in the Edgewater Bancorp, Inc.’s Prospectus dated November 12, 2013, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 22, 2013.  The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3:  Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	September 30, 2013
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$7,574,930	$17,301	$137,436	$7,454,795
State and municipal	3,360,063	19,331	41,027	3,338,367
Mortgage-backed - Government-sponsored entity (GSE) - residential	4,437,943	36,041	35,308	4,438,676
Collateralized debt obligations	1,770,685	19,985	8,741	1,781,929

Total available-for-sale securities	$17,143,621	$92,658	$222,512	$17,013,767

	December 31, 2012
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. Government and federal agency	$4,039,735	$52,673	$—	$4,092,408
State and municipal subdivisions	2,051,200	36,095	342	2,086,953
Mortgage-backed - Government-sponsored entity (GSE) - residential	5,716,334	99,830	6,317	5,809,847
Collateralized debt obligations	2,511,287	54,850	—	2,566,137

Total available-for-sale securities	$14,318,556	$243,448	$6,659	$14,555,345

The amortized cost and fair value of investment securities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Amortized	Fair
	Cost	Value
	(Unaudited)

Within one year	$2,511,428	$2,525,671
After one through five years	5,846,606	5,800,426
After five through ten years	2,576,959	2,467,065
After ten years	—	—
	10,934,993	10,793,162
Mortgage-backed - GSE residential	4,437,943	4,438,676
Collateralized debt obligations	1,770,685	1,781,929

	$17,143,621	$17,013,767

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $474,232 at September 30, 2013 (unaudited) and $642,607 at December 31, 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)
Proceeds from sale of available for sale investment securities	$—	$—	$—	$1,305,811

Gross gains on sales	$—	$—	$—	$16,921

Gross losses on sales	$—	$—	$—	$1,110

Certain investments in debt securities have fair values at an amount less than their historical cost.  Total fair value of these investments at September 30, 2013 (unaudited) and December 31, 2012 was $9,910,091and $948,120, which is approximately 58% and 6%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these investment securities are temporary.

Should the impairment of any of these investment securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Investment securities with unrealized losses at September 30, 2013 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$4,424,522	$137,436	$—	$—	$4,424,522	$137,436
State and municipal	2,014,796	41,027	—	—	2,014,796	41,027
Mortgage-backed - GSE residential	2,741,448	35,308	—	—	2,741,448	35,308
Collateralized debt obligations	729,325	8,741	—	—	729,325	8,741

	$9,910,091	$222,512	$—	$—	$9,910,091	$222,512

Investment securities with unrealized losses at December 31, 2012 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
State and municipal	$294,658	$342	$—	$—	$294,658	$342
Mortgage-backed - GSE residential	653,462	6,317	—	—	653,462	6,317

	$948,120	$6,659	$—	$—	$948,120	$6,659

Note 4:  Loans and Allowance

The Company’s loan and allowance policies are as follows:

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past-due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  There were no changes in the Company’s nonaccrual policy during the nine month-end periods ended September 30, 2013 and 2012 (unaudited).

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is applied to the principal balance until the loan can be returned to an accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

For all loan portfolio segments, the Company promptly charges off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations.  For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

When cash payments are received on impaired loans in each loan class, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan.  Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral.  In general, the Company acquires an updated appraisal upon identification of impairment and annually thereafter for commercial non-real estate, commercial real estate and multi-family real estate loans.  After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Categories of loans receivable include:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Real estate loans:
Residential 1-4 family	$42,756,508	$44,497,096
Commercial	24,289,821	27,760,588
Construction and land development	1,971,237	1,001,670
Commercial and industrial	4,047,516	4,187,529
Consumer loans:
Home equity loans and lines of credit	11,249,441	12,122,121
Other consumer loans	624,922	399,230
	84,939,445	89,968,234
Less
Net deferred loan costs	(43,436)	(32,984)
Allowance for loan losses	1,043,873	1,504,169

Total loans	$83,939,008	$88,497,049

The risk characteristics of each loan portfolio segment are as follows:

Residential 1-4 Family, Home Equity Loans and Lines of Credit and Other Consumer:

The residential 1-4 family real estate loans are generally secured by owner-occupied 1-4 family residences. Home equity loans and lines of credit are typically secured by a subordinate interest in 1-4 family residences and consumer loans are secured by consumer assets such as automobiles and other personal property.  Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers.  Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Commercial Real Estate including Construction and Land

Commercial real estate loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Construction and land real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners.  Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained.  These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.  Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s market areas.

Commercial and Industrial

The commercial and industrial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions.  The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation.  Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2013:

	Residential	Commercial	Commercial
	1-4 Family	Real Estate	and Industrial	Consumer	Total
	(Unaudited)
Three Months Ended September 30, 2013:
Balance, beginning of period	$126,952	$831,202	$217,612	$116,680	$1,292,446
Provision for loan losses	(36,036)	107,965	173,107	4,964	250,000
Loans charged to the allowance	—	(153,652)	(351,239)	(6,012)	(510,903)
Recoveries of loans previously charged off	11,866	464	—	—	12,330

Balance, end of period	$102,782	$785,979	$39,480	$115,632	$1,043,873

Nine Months Ended September 30, 2013:
Balance, beginning of period	$243,867	$1,089,654	$32,663	$137,985	$1,504,169
Provision for loan losses	(30,175)	94,277	358,056	67,842	490,000
Loans charged to the allowance	(123,377)	(398,416)	(351,239)	(90,770)	(963,802)
Recoveries of loans previously charged off	12,467	464	—	575	13,506

Balance, end of period	$102,782	$785,979	$39,480	$115,632	$1,043,873

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2012:

	Residential	Commercial	Commercial
	1-4 Family	Real Estate	and Industrial	Consumer	Total
	(Unaudited)
Three Months Ended September 30, 2012:
Balance, beginning of period	$355,790	$952,813	$51,427	$198,532	$1,558,562
Provision for loan losses	(20,988)	615,830	(13,072)	(21,770)	560,000
Loans charged to the allowance	(50,475)	(451,506)	—	(29,338)	(531,319)
Recoveries of loans previously charged off	333	3,568	—	10,000	13,901

Balance, end of period	$284,660	$1,120,705	$38,355	$157,424	$1,601,144

Nine Months Ended September 30, 2013:
Balance, beginning of period	$360,126	$980,990	$11,646	$90,151	$1,442,913
Provision for loan losses	(22,810)	671,611	26,709	114,490	790,000
Loans charged to the allowance	(53,825)	(535,653)	—	(58,017)	(647,495)
Recoveries of loans previously charged off	1,169	3,757	—	10,800	15,726

Balance, end of period	$284,660	$1,120,705	$38,355	$157,424	$1,601,144

The following presents the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2013 and December 31, 2012:

	Residential	Commercial	Commercial
	1-4 Family	Real Estate	and Industrial	Consumer	Total
At September 30, 2013 (Unaudited):

Allowance:
Balance, end of period	$102,782	$785,979	$39,480	$115,632	$1,043,873
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$102,782	$785,979	$39,480	$115,632	$1,043,873

Loans:
Ending balance	$42,756,508	$26,261,058	$4,047,516	$11,874,363	$84,939,445
Ending balance individually evaluated for impairment	$2,166,276	$2,622,951	$499,184	$77,573	$5,365,984
Ending balance collectively evaluated for impairment	$40,590,232	$23,638,107	$3,548,332	$11,796,790	$79,573,461

At December 31, 2012:

Allowance:
Balance, end of period	$243,867	$1,089,654	$32,663	$137,985	$1,504,169
Ending balance: individually evaluated for impairment	$68,000	$400,000	$—	$25,000	$493,000
Ending balance: collectively evaluated for impairment	$175,867	$689,654	$32,663	$112,985	$1,011,169

Loans:
Ending balance	$44,497,096	$28,762,258	$4,187,529	$12,521,351	$89,968,234
Ending balance individually evaluated for impairment	$2,969,410	$3,443,380	$—	$79,104	$6,491,894
Ending balance collectively evaluated for impairment	$41,527,686	$25,318,878	$4,187,529	$12,442,247	$83,476,340

Internal Risk Categories

In adherence with policy, the Bank uses the following internal risk grading categories and definitions for loans:

RISK RATING 1 — EXCELLENT

General:  The highest quality asset rating reflects superior, in-depth management, and superior financial flexibility.  Conservative balance sheets are both strong and liquid, and historic cash flows (last five years) have provided exceptionally large and stable margins of protection.

Specific:  Financial statements are current, audited, of superior quality and in complete detail.  Financial condition is superior and compares favorably to the industry average.  Cash flow is outstanding relative to historical and projected debt service requirements.  The borrower adheres to all loan covenants.  Management (or individual) integrity and ability are outstanding.

RISK RATING 2 — STRONG

General:  The borrower is fully responsible for the credit.  Asset quality and liquidity are very good, and debt capacity and coverage are strong.  The company has strong management in all positions, and is highly regarded with excellent financial flexibility including access to other sources of financing.

Specific:  Financial statements are current, of excellent quality and in adequate detail.  Financial condition is very good and compares favorably to the industry average.  Statements reflect a stable record of earnings over time and consistent profitability.  Cash flow is strong relative to historical and projected debt service requirements.  The borrower consistently adheres to the repayment schedules for both principal and interest.  The borrower adheres to all loan covenants.  Management (or individual) integrity and ability are outstanding.

RISK RATING 3 — ACCEPTABLE

General:  Asset quality and liquidity are strong, and debt capacity and coverage are good to above average.  General financial trends are stable to favorable and financial and profitability ratios are consistent with industry peers.  Management strength is apparent but may be limited to key positions.  The industry is average.  Some elements of uncertainty may be present due to liquidity, margin and cash flow stability, asset of customer concentrations, dependence on one business type, or cyclical trends that may affect the borrower.  Adverse economic conditions may lead to declining trends.

Specific:  The financial statements are generally current, of adequate detail, and of average quality.  Publication of statements is at least once annually.  Financial condition is average relative to the industry.  The earnings record is satisfactory, although year-to-year earnings patterns may fluctuate more than for borrowers rated Excellent (1) or Strong (2).  Cash flow may vary during the repayment of the loan but does not fall below debt service requirements.  Historical profitability may be inconsistent and may have losses in recent years.  Liquidity and leverage may be below the industry average, and the borrower may be highly leveraged.  The borrower consistently adheres to repayment schedules for both principal and interest, and adheres to all loan covenants.  Any waivers are immaterial, and do not negatively impact the strength of the credit.  Management (or individual) integrity and ability are sound.  Depth and breadth of management is also sound.

RISK RATING 4 — WATCH

General:  Loans in this category are considered to be acceptable credit quality, but contain greater credit risk than Risk Rating 3 loans due to weak balance sheets, marginal earnings or cash flow, lack of financial information, weakening markets, insufficient or questionable collateral coverage, or other uncertainties.  These loans warrant a higher than average level of monitoring to ensure that potential weaknesses do not emerge.  The level of risk in a Watch loan is within acceptable underwriting guidelines so long as the loan is given the proper level of management supervision.

Specific:  The financial statements may be missing, outdated, of poor quality, or lacking in important details.  Financial condition is below the industry average.  The borrow may be experiencing negative trends and/or erratic or unstable financial performance.  The borrower may have suffered a loss in a recent period; however, losses have not been of the magnitude to have adversely affected the balance sheet.  The borrower generally adheres to repayment schedules for principal and consistently for interest.  Cash flow from primary sources has generally been adequate but, if existing trends continue may not be adequate to meet projected debt service requirements in the future.  The borrower may have violated one or more financial or other covenants, but such has not materially impacted financial condition or performance.  Industry outlook may be unfavorable.  The integrity and quality of management remains good; however, management depth may be limited.

RISK RATING 5 — SPECIAL MENTION

General:  Assets in this category have potential weaknesses that deserve the Bank’s close attention.  If potential weaknesses are left unchecked or uncorrected, they may result in deterioration of the repayment prospects for the asset or inadequately protect the Bank’s credit position at some future date.  These assets pose elevated risk, but their weakness does not expose the Bank to sufficient risk to warrant adverse classification.

Specific:  Borrowers may be experiencing adverse operating trends (declining revenues or margins) or an ill-proportioned balance sheet (increasing inventory without an increase in sales, high leverage, tight liquidity).  Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a Special Mention (5) rating.  Nonfinancial reasons for rating a credit Special Mention (5) include management problems, pending litigation, an ineffective loan agreement or other material structural weaknesses, and any other significant deviation from prudent lending practices.

RISK RATING 6 — SUBSTANDARD

General:  Assets in this category are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  These assets have a well-defined weakness or weaknesses that jeopardize the timely liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Specific:  Substandard assets have a high probability of payment default, or they have other well-defined weaknesses.  The financial statements may be missing, seriously outdated, of poor quality, or lacking in important details.  Financial condition is less than satisfactory.  The borrower is experiencing negative trends and material losses.  The primary source of cash flow is inadequate to meet current debt service requirements, and unless present conditions improve is potentially inadequate to meet projected debt service requirements.  The borrower may have reached the point of employing its secondary source of cash flow.  The borrower inconsistently adheres to repayment schedules for either principal or interest.  The borrower may have violated one or more financial or other covenants, reflecting unsatisfactory liquidity and/or capitalization.  Either the integrity or the ability of management may be in question.  For some Substandard (6) assets, the likelihood of full collection of interest and principal may be in doubt; such assets should be placed on nonaccrual.

RISK RATING 7 — DOUBTFUL

General:  Assets in this category have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Specific:  An asset in this category has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as loss is deferred.  Doubtful borrowers are usually in default, lack adequate liquidity and capital, and lack the resources necessary to remain an operating entity.  Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral and refinancing.  Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on new information.  Because of high probability of loss, nonaccrual accounting treatment is required for Doubtful (7) assets.

RISK RATING 8 — LOSS

General:  Assets in this category are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be obtained in the future.

Specific:  With Loss (8) assets, the underlying borrowers are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations.  Once an asset is classified Loss (8), there is little prospect of collecting either its principal or interest.  Losses are to be recorded in the period an obligation becomes uncollectable.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2013:

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total
	(Unaudited)

Pass (1-4)	$41,550,272	$21,581,549	$1,950,649	$3,548,332	$11,187,766	$624,922	$80,443,490
Special Mention (5)	—	764,529	—	—	—	—	764,529
Substandard (6)	1,206,236	1,943,743	20,588	499,184	61,675	—	3,731,426
Doubtful (7)	—	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—	—

Total	$42,756,508	$24,289,821	$1,971,237	$4,047,516	$11,249,441	$624,922	$84,939,445

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2012:

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total

Pass (1-4)	$42,944,591	$23,773,243	$863,651	$3,673,867	$12,031,262	$399,230	$83,685,844
Special Mention (5)	—	1,249,219	—	42,866	—	—	1,292,085
Substandard (6)	1,354,004	2,458,126	138,019	470,796	90,859	—	4,511,804
Doubtful (7)	198,501	280,000	—	—	—	—	478,501
Loss (8)	—	—	—	—	—	—	—

Total	$44,497,096	$27,760,588	$1,001,670	$4,187,529	$12,122,121	$399,230	$89,968,234

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2013:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg
	(Unaudited)

Residential 1-4 family	$851,975	$545,986	$1,030,665	$2,428,626	$40,327,882	$42,756,508	$264,565
Commercial real estate	—	—	399,564	399,564	23,890,257	24,289,821	297,672
Construction and land development	—	—	—	—	1,971,237	1,971,237	—
Commercial and industrial	—	—	—	—	4,047,516	4,047,516	—
Home equity	35,570	77,573	70,784	183,927	11,065,514	11,249,441	9,109
Other consumer	1,986	—	—	1,986	622,936	624,922	—

	$889,531	$623,559	$1,501,013	$3,014,103	$81,925,342	$84,939,445	$571,346

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2012:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg

Residential 1-4 family	$1,318,609	$512,331	$1,402,613	$3,233,553	$41,263,543	$44,497,096	$149,388
Commercial real estate	—	280,902	280,000	560,902	27,199,686	27,760,588	—
Construction and land development	—	—	115,025	115,025	886,645	1,001,670	—
Commercial and industrial	42,866	—	—	42,866	4,144,663	4,187,529	—
Home equity	96,521	21,883	11,755	130,159	11,991,962	12,122,121	11,755
Other consumer	4,873	—	—	4,873	394,357	399,230	—

	$1,462,869	$815,116	$1,809,393	$4,087,378	$85,880,856	$89,968,234	$161,143

The following table presents the Company’s nonaccrual loans at September 30, 2013 and December 31, 2012. This table excludes performing troubled debt restructurings.

	September 30,	December 31,
	2013	2012
	(Unaudited)

Residential 1-4 family	$1,234,783	$1,855,603
Commercial real estate	1,175,416	2,028,918
Construction and land development	—	395,025
Commercial and industrial	—	42,866
Home equity	139,248	121,761
Other consumer		0

	$2,549,447	$4,444,173

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table presents impaired loans and specific valuation allowance based on class level at September 30, 2013:

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total
	(Unaudited)
Impaired loans without a specific allowance:
Recorded investment	$2,166,276	$2,451,878	$171,073	$499,184	$77,573	$—	$5,365,984
Unpaid principal balance	2,288,089	2,830,854	171,073	499,184	79,600	—	5,868,800

Impaired loans with a specific allowance:
Recorded investment	—	—	—	—	—	—	—
Unpaid principal balance	—	—	—	—	—	—	—
Specific allowance	—	—	—	—	—	—	—

Total impaired loans:
Recorded investment	2,166,276	2,451,878	171,073	499,184	77,573	—	5,365,984
Unpaid principal balance	2,288,089	2,830,854	171,073	499,184	79,600	—	5,868,800
Specific allowance	—	—	—	—	—	—	—

The following table presents average impaired loans based on class level for the three and nine months ended September 30, 2013 and 2012:

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total
	(Unaudited)

Average recorded investment in impaired loans for the three months ended September 30, 2013	$2,176,253	$2,864,150	$299,304	$833,360	$166,411	$—	$6,339,478
Average recorded investment in impaired loans for the three months ended September 30, 2012	1,584,266	3,135,100	658,123	—	79,261	—	5,456,750

Average recorded investment in impaired loans for the nine months ended September 30, 2013	2,637,105	2,672,878	418,238	448,871	144,678	—	6,321,770
Average recorded investment in impaired loans for the nine months ended September 30, 2012	1,537,147	3,371,960	658,283	—	45,091	—	5,612,481

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2012:

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total
Impaired loans without a specific allowance:
Recorded investment	$2,700,428	$1,943,108	$383,989	$—	$—	$—	$5,027,525
Unpaid principal balance	2,740,339	2,094,796	484,609	—	—	—	5,319,744

Impaired loans with a specific allowance:
Recorded investment	268,982	943,397	172,886	—	79,104	—	1,464,369
Unpaid principal balance	328,334	948,678	172,886	—	79,600	—	1,529,498
Specific allowance	68,000	300,000	100,000	—	25,000	—	493,000

Total impaired loans:
Recorded investment	2,969,410	2,886,505	556,875	—	79,104	—	6,491,894
Unpaid principal balance	3,068,673	3,043,474	657,495	—	79,600	—	6,849,242
Specific allowance	68,000	300,000	100,000	—	25,000	—	493,000

Interest income of $46,959, $92,399, $12,917 and $31,008 was recognized on impaired loans for the three and nine months ended September 30, 2013 (unaudited) and for the three and nine months ended September 30, 2012 (unaudited), respectively.

At September 30, 2013, the Company had a number of loans that were modified in troubled debt restructurings and impaired.  The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding new troubled debt restructurings by class for the three and nine months ended September 30, 2013 and 2012.

Newly classified troubled debt restructurings:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
(Unaudited)

Residential 1-4 family	1	$7,284	$7,284	1	$198,941	$198,941
Commercial real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Home equity	—	—	—	1	79,621	79,621
Other consumer	—	—	—	—	—	—

	1	$7,284	$7,284	2	$278,562	$278,562

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
	(Unaudited)

Residential 1-4 family	1	$7,284	$7,284	5	$876,331	$876,331
Commercial real estate	1	502,764	308,000	3	1,172,969	1,172,969
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Home equity	—	—	—	1	79,621	79,621
Other consumer	—	—	—	—	—	—

	2	$510,048	$315,284	9	$2,128,921	$2,128,921

The troubled debt restructurings described above increased the allowance for loan losses by $0, $194,764, $0 and $225,000 for the three months and nine months ended September 30, 2013 and 2012, respectively and resulted in charge offs of $0, $194,765, $0 and $0 for the three months and nine months ended September 30, 2013 and 2012, respectively.

Newly restructured loans by type of modification:

	Interest			Total
	Only	Term	Combination	Modification
	(Unaudited)
Nine Months Ended Septmeber 30, 2013:

Residential 1-4 family	$—	$7,284	$—	$7,284
Commercial real estate	—	308,000	—	308,000
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

	$—	$315,284	$—	$315,284

	Interest			Total
	Only	Term	Combination	Modification
	(Unaudited)
Nine Months Ended Septmeber 30, 2012:

Residential 1-4 family
Commercial real estate	$198,941	$—	$677,390	$876,331
Construction and land development	819,995	—	352,974	1,172,969
Commercial and industrial	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	79,621	—	79,621
	—	—	—	—

	$1,018,936	$79,621	$1,030,364	$2,128,921

Troubled debt restructurings modified in the past 12 months that subsequently defaulted:

	September 30, 2013		September 30, 2012
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance
(Unaudited)

Residential 1-4 family	—	$—	—	$—
Commercial real estate	2	782,739	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

	2	$782,739	—	$—

Note 5:  Disclosures About Fair Value of Assets and Liabilities

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1                  Quoted prices in active markets for identical assets or liabilities

Level 2                  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3                  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following is a description of the valuation methodologies and inputs used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2013 (unaudited) or the year ended December 31, 2012.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Recurring Measurements

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows.  Such securities are classified in Level 2 of the valuation hierarchy including U.S. Governmental and federal agency, state and municipal, corporate, mortgage-backed securities, and collateralized debt obligations.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate, prepayment speed and default rate.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Mortgage servicing rights are tested for impairment on a quarterly basis.  The Chief Financial Officer’s (CFO) office contracts with a pricing specialist to generate fair value estimates on an annual basis.  The CFO’s office challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$7,454,795	$—	$7,454,795	$—
State and municipal	3,338,367	—	3,338,367	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	4,438,676	—	4,438,676	—
Collateralized debt obligations	1,781,929	—	1,781,929	—
Mortgage servicing rights	148,032	—	—	148,032

	December 31, 2012
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$4,092,408	$—	$4,092,408	$—
State and municipal	2,086,953	—	2,086,953	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	5,809,847	—	5,809,847	—
Collateralized debt obligations	2,566,137	—	2,566,137	—
Mortgage servicing rights	230,655	—	—	230,655

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(Unaudited)

Balance, beginning of period	$175,573	$294,894	$230,655	$344,444
Total realized gains and losses included in net income	(27,541)	(36,698)	(82,623)	(86,248)

Balance, end of period	$148,032	$258,196	$148,032	$258,196

Nonrecurring Measurements

The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Other Real Estate Owned

Other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the CFO’s office.  Appraisals are reviewed for accuracy and consistency by the CFO’s office.  Appraisers are selected from the list of approved appraisers maintained by management.

Collateral-dependent Impaired Loans, Net of Allowance

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the CFO’s office.  Appraisals are reviewed for accuracy and consistency by the CFO’s office.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the CFO’s office by comparison to historical results.

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2013 (Unaudited)

Other real estate owned	$296,983	$—	$—	$296,983
Impaired loans	—	—	—	—

December 31, 2012

Other real estate owned	$1,945,565	$—	$—	$1,945,565
Impaired loans	1,442,222	—	—	1,442,222

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At September 30, 2013 (Unaudited):

Other real estate owned	$296,983	Market comparable properties	Comparability adjustment (%)	Not available

Mortgage servicing rights	148,032	Discounted cash flow	Constant prepayment rate	14% - 24% (19.2%)
			Probability of default Discount rate	1% - 8% (3.2%) 5.8% - 12.9% (8.4%)

At December 31, 2012:

Other real estate owned	$1,945,565	Market comparable properties	Comparability adjustment (%)	Not available

Collateral-dependent impaired loans	1,442,222	Market comparable properties	Marketability discount	10% - 15% (12%)

Mortgage servicing rights	230,655	Discounted cash flow	Constant prepayment rate	14% - 24% (19.2%)
			Probability of default Discount rate	1% - 8% (3.2%) 5.8% - 12.9% (8.4%)

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Mortgage Servicing Rights

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing rights are discount rates, conditional prepayment rates and expected loan servicing years.  Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Loan Held for Sale

The carrying amount approximates fair value due to the insignificant time between origination and date of sale.  The carrying amount is the amount funded and accrued interest.

Loans

Fair value is estimated by discounting the future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities.  The market rates used are based on current rates the Bank would impose for similar loans and reflect a market participant assumption about risks associated with nonperformance, illiquidity, and the structure and term of the loans along with local economic and market conditions.

Accrued Interest Receivable and Payable

The carrying amount approximates fair value.  The carrying amount is determined using the interest rate, balance and last payment date.

Deposits

Fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities.  The market rates used were obtained from a knowledgeable independent third party and reviewed by the Company.  The rates were the average of current rates offered by local competitors of the Company.

The estimated fair value of demand, savings and money market deposits is the book value since rates are regularly adjusted to market rates and amounts are payable on demand at the reporting date.

Federal Home Loan Bank Advances

Fair value is estimated by discounting the future cash flows using rates of similar advances with similar maturities.  These rates were obtained from current rates offered by the FHLB.

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2013.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)

Financial assets:
Cash and cash equivalents	$9,809,664	$9,809,664	$—	$—
FHLB Stock	1,408,200	—	1,408,200	—
Loans held for sale	—	—	—	—
Loans	83,939,008	—	—	84,535,000
Accrued interest receivable	327,929	—	327,929	—
Mortgage servicing rights	521,039	—	—	676,857

Financial liabilities:
Deposits	108,955,156	—	108,739,000	—
FHLB advances	—	—	—	—
Accrued interest payable	86,664	—	86,664	—

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2012

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$9,022,796	$9,022,796	$—	$—
FHLB Stock	1,408,200	—	1,408,200	—
Loans held for sale	683,000	—	683,000
Loans	88,497,049	—	—	88,973,000
Accrued interest receivable	318,160	—	318,160	—
Mortgage servicing rights	550,890	—	—	550,891

Financial liabilities:
Deposits	106,408,041	—	106,748,000	—
FHLB advances	5,000,000	—	5,008,000	—
Accrued interest payable	2,169	—	2,169	—

Note 6:  Recent Accounting Pronouncements

FASB Accounting Standard Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income.

Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.

The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. Generally Accepted Accounting Principles (U.S. GAAP).

The new amendments will require an organization to:

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income—but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the impact of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods.

The amendments were effective for reporting periods beginning after December 15, 2012, for public companies.  The Company’s adoption of this ASU did not have a material effect on its financial position or results of operations.

FASB ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The Update clarifies the scope of transactions that are subject to the disclosures about offsetting.

The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement.

Issued in December 2011, Update 2011-11 was the result of a joint project with the International Accounting Standards Board. Its objective was to improve transparency and comparability between U.S. GAAP and International Financial Reporting Standards by requiring enhanced disclosures about financial instruments and derivative instruments that are either (1) offset on the statement of financial position or (2) subject to an enforceable master netting arrangement or similar agreement.

The Board undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users.

The amendments were effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  Required disclosures should be provided retrospectively for all comparative periods presented.  The Company’s adoption of this ASU did not have a material effect on its financial position or results of operations.

FASB ASU 2012-04, Technical Corrections and Improvements

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements.  The amendments in this ASU make technical corrections, clarifications and limited-scope improvements to various Topics throughout the Codification.

This ASU were effective for public entities for fiscal periods beginning after December 15, 2012.  For nonpublic entities, the amendments will be effective for fiscal periods beginning after December 15, 2013.  The Company’s adoption of this ASU did not have a material effect on its financial position or results of operations.

FASB ASU 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities

The eligibility criteria for offsetting are different in international financial reporting standards (IFRS) and U.S. generally accepted accounting principles (GAAP).  Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet).  Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy.

To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting, which were narrower than the current conditions in U.S. GAAP.  Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models.  Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP.

The amendments to the FASB Accounting Standards Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7).  This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  If applicable the Company will provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company’s adoption of this ASU did not have a material effect on its financial position or results of operations.

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

The amendments included in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The application of fair value measurements are not changed as a result of this amendment. Some of the amendments provide clarification of existing fair value measurements requirements while other amendments change a particular principal or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in this ASU were effective for annual periods beginning after December 31, 2012.  The Company’s adoption of this ASU did not have a material effect on its financial position or results of operations.

Note 7:  Plan of Conversion and Change in Corporate Form

On September 3, 2013, the Board of Directors of the Company adopted a plan of conversion and reorganization (“Plan”).  The Plan was approved by the Officer of the Comptroller of the Currency.  The Plan was approved by the affirmative vote of majority of the total votes eligible to be cast by the voting members of the Company at a special meeting held on December 20, 2013.  The Plan provides for the reorganization of the Company from a federally chartered mutual savings association into a the stock form of ownership, the formation of a stock holding company, Edgewater Bancorp, Inc. and an offering by Edgewater Bancorp, Inc. of shares of its common stock to eligible depositors of the Company and the public.  Edgewater Bancorp, Inc. has been incorporated under the laws of the State of Maryland and will own all of the outstanding common stock of the Company upon completion of the conversion.

On November 21, 2013, Edgewater Bancorp, Inc. began offering up to 1,031,550 shares of common stock to the public at $10.00 per share based upon a valuation by an independent appraiser.  Edgewater Bancorp, Inc. must sell a minimum of 663,000 shares in order to complete the offering and will terminate the offering if it does not sell the minimum number of shares.  The offering is being conducted pursuant to a registration statement filed with the United States Securities and Exchange Commission.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering.  If the conversion is unsuccessful, all deferred costs will be charged to operations.  Conversion costs incurred for the nine months ended September 30, 2013 (unaudited) were $334,340, which are included in other assets in the condensed consolidated balance sheet.  No conversion costs were incurred in 2012.

In accordance with federal regulations, at the time of the conversion, the Company will establish a parallel liquidation account.  The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Company after the reorganization.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Company, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Company may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.  The reorganization will be accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities and equity unchanged as a result.  The reorganization and offering are expected to be completed in January 2014.

Note 8:  Reclassifications

Certain reclassifications have been made to the 2012 condensed consolidated financial statements to conform to the September 30, 2013 presentation.

Note 9:  Subsequent Events

On August 30, 2013, the Company entered into a Purchase and Assumption Agreement (Purchase Agreement) with a credit union (Credit Union).  The Purchase Agreement sets forth the terms and conditions for the Credit Union to acquire certain assets and assume certain liabilities of the Company’s Decatur Branch Office located at 201 North Phelps Street, Decatur, Michigan 49045.

The Credit Union’s acquisition of the Decatur Branch Office is subject to various customary closing conditions.  The Company anticipates that the transaction will close in the first quarter of 2014.

Pursuant to the Purchase Agreement, the Credit Union will acquire the following assets of the Decatur Branch Office:  (i)  the real estate, buildings and fixtures relating to operation of the Decatur Branch Office; (ii)  certain fixed assets and tangible personal property in use at the Decatur Branch Office: (iii)  certain contracts; (iv) cash on hand; (v)  certain prepaid expenses; (vi)  records related to the deposit liabilities; and (vii)  the rights of action and claims related to the assets, except to the extent exclusively relating to excluded liabilities.  In addition, the Credit Union will assume substantially all deposits associated with the Decatur Branch Office.

In consideration for this transaction, the Credit Union will pay the Company $215,000, subject to adjustment, and the aggregate amount of the cash on hand at closing.  This purchase price will be reduced by the deposits assumed by the Credit Union at closing.  As of September 30, 2013, those deposits totaled approximately $14.9 million.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended September 30, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning.  These forward-looking statements include, but are not limited to:

•                                          statements of our goals, intentions and expectations;

•                                          statements regarding our business plans, prospects, growth and operating strategies;

•                                          statements regarding the asset quality of our loan and investment portfolios; and

•                                          estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•                                          our ability to manage our operations under the current adverse economic conditions nationally and in our market area;

•                                          adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•                                          significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•                                          credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•                                          the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•                                          our ability to comply with the terms of the individual minimum capital requirements (IMCR) imposed by the Office of the Comptroller of the Currency (OCC);

•                                          competition among depository and other financial institutions;

•                                          our success in increasing our one- to four-family, commercial and industrial and consumer lending, and selling one- to four-family loans in the secondary market;

•                                          our ability to attract and maintain deposits and our success in introducing new financial products;

•                                          our ability to improve our asset quality even as we increase our commercial and industrial and consumer lending;

•                                          changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•                                          fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•                                          changes in consumer spending, borrowing and savings habits;

•                                          declines in the yield on our assets resulting from the current low interest rate environment;

•                                          risks related to a high concentration of loans secured by real estate located in our market area;

•                                          the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•                                          changes in the level of government support of housing finance;

•                                          our ability to enter new markets successfully and capitalize on growth opportunities;

•                                          changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•                                          changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•                                          changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•                                          loan delinquencies and changes in the underlying cash flows of our borrowers;

•                                          our ability to control costs and expense, particularly those associated with operating as a publicly traded company;

•                                          the failure or security breaches of computer systems on which we depend;

•                                          the ability of key third-party service providers to perform their obligations to us;

•                                          changes in the financial condition or future prospects of issuers of securities that we own; and

•                                          other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Edgewater Bancorp, Inc.’s Prospectus dated November 12, 2013, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 22, 2013.

Pending Branch Sale

We have entered into an agreement to sell our Decatur office to a third party, and we expect to complete this sale in the first quarter of 2014. In connection with the sale of the Decatur office, our deposits are expected to decrease by approximately $14.9 million, based on our deposits at September 30, 2013. We will retain all loans associated with the Decatur office. We intend to fund the assumption of deposits by the purchaser with cash on hand and approximately $10.0 million of advances from the Federal Home Loan Bank of Indianapolis.

Individual Minimum Capital Requirement

On January 23, 2013, the OCC notified Edgewater Bank that the OCC had established an individual minimum capital requirement (IMCR).  The IMCR required Edgewater Bank to maintain a tier 1 leverage capital ratio of 8.00% and a total risk-based capital ratio of 12.00% beginning March 31, 2013.  The OCC has subsequently notified us that, effective October 1, 2013, the IMCR has been amended to reduce the required minimum tier 1 leverage capital ratio to 7.50%.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total Assets.  Total assets decreased by $3.8 million, or 3.1%, to $119.5 million at September 30, 2013 from $123.3 million at December 31, 2012.  The decrease was primarily the result of decreases in net loans of $4.6 million and real estate owned of $1.7 million, partially offset by an increase in available-for-sale securities of $2.5 million.

Net Loans.  Net loans decreased by $4.6 million, or 5.2%, to $83.9 million at September 30, 2013 from $88.5 million at December 31, 2012.  During the nine months ended September 30, 2013, one- to four-family residential real estate loans decreased $1.7 million, or 3.9%, to $42.8 million at September 30, 2013 from $44.5 million at December 31, 2012, commercial real estate loans decreased $2.5 million, or 12.5%, to $24.3 million from $27.8 million; construction and land loans increased $970,000, or 96.8%, to $2.0 million from $1.0 million; commercial and industrial loans decreased $140,000, or 3.3%, to $4.0 million to $4.2 million and consumer loans, including home equity loans and lines of credit, decreased $647,000, or 5.2%, to $11.8 million from $12.5 million.  The increase in construction on land loans primarily relates to residential construction loans.  This type of increase is seasonal as additional funds are disbursed for construction starting in the spring.  The decreases in the remaining loan classes reflect repayments in excess of originations, loan sales of refinanced loans, strong competition for commercial and industrial, commercial real estate and one- to four-family residential mortgage loans in our market area in the current low interest rate environment, as well as our decision to eliminate certain loans originated prior to 2009 and reduce the size of our balance sheet in order to improve capital ratios to comply with the IMCR and reduce credit-related expenses.

Investment Securities.  Investment securities available for sale increased $2.5 million, or 16.9%, to $17.0 million at September 30, 2013.  Mortgage-backed securities including collateralized mortgage obligations, decreased $2.16 million, or 25.7%, to $6.22 million at September 30, 2013 from $8.38 million at December 31, 2012, and municipal securities increased $1.25 million, or 60.0%, to $3.34 million at September 30, 2013 from $2.09 million at December 31, 2012.  U.S. government and federal agency securities increased $3.36 million, or 82.2%, to $7.45 million at September 30, 2013 from $4.09 million at December 31, 2012.  We purchased $1.3 million of municipal securities and $3.5 million of U.S. government and federal agency securities during the nine months ended September 30, 2013.  The yield on our investment securities decreased to 1.35% at September 30, 2013 from 1.57% at December 31, 2012 as a result of the maturity of securities during the period.  Net unrealized gains on securities recognized in accumulated other comprehensive income decreased $367,000 to an unrealized loss of $130,000 at September 30, 2013 compared to a unrealized gain of $237,000 at December 31, 2012, reflecting an increase in interest rates during the period.  At September 30, 2013, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, municipal securities, and U.S. government and agency securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Real Estate Owned and Other Repossessed Assets.  Real estate owned held for sale decreased $1.7 million, or 54.1% to $1.5 million at September 30, 2013 from $3.2 million at December 31, 2012, as we sold $2.2 million of foreclosed properties, foreclosed on $683,000 of non-performing loans and recorded valuation adjustments of $176,000.  At September 30, 2013 our real estate owned included two one- to four-family residential real estate properties, one land development property and five commercial real estate properties, the largest of which was a commercial manufacturing facility with a carrying value of $296,000.

Deposits.  Deposits increased by $2.5 million, or 2.4%, to $109.0 million at September 30, 2013.  Our core deposits increased $5.5 million, or 8.5%, to $69.9 million at September 30, 2013 from $64.4 million at December 31, 2012.  Certificates of deposit decreased $3.0 million, or 7.0%, to $39.0 million at September 30, 2013 from $42.0 million at December 31, 2012.  The decreases resulted primarily from management’s efforts to reduce our balance sheet in order to improve capital ratios and reduce interest expenses.  We expect the sale of our Decatur office to result in a decrease of approximately $14.9 million in deposits, including $9.6 million in core deposits and $5.3 million in certificates of deposit, based on our deposits at September 30, 2013.

Federal Home Loan Bank Advances and Other Liabilities.  Federal Home Loan Bank advances decreased $5.0 million, or 100.0%, to $0 at September 30, 2013 from $5.0 million at December 31, 2012, as we repaid all amounts outstanding.  We expect to obtain between $9.0 million and $10.0 million in Federal Home Loan Bank advances during the first quarter of 2014 in order to fund the sale of our Decatur office.  Other liabilities, which include interest and accounts payable, customer escrow balances, and accruals for items such as employee pension and medical plans, increased $157,000 or 23.9%, to $813,000 at September 30, 2013 from $656,000 at December 31, 2012 reflecting routine fluctuations in accrued expenses, escrow accounts and related payments.

Total Equity.  Total equity decreased $1.5 million, or 13.6%, to $9.7 million at September 30, 2013.  The decrease resulted from net loss of $1.2 million during the nine months ended September 30, 2013, as well as an increase in accumulated other comprehensive loss due to an unrecognized loss on investment securities resulting from an increase in interest rates.

Delinquencies, Classified Assets and Non-Performing Assets

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
				(Dollars in Thousands)
At September 30, 2013
Real estate loans:
One- to four-family residential	16	$852	5	$546	15	$1,031	36	$2,429
Commercial real estate	—	—	—	—	2	400	2	400
Construction and land	—	—	—	—	—	—	—	—
Total real estate	16	852	5	546	17	1,431	38	2,829
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	2	36	1	78	2	71	5	185
Other consumer	1	2	—	—	—	—	1	2
Total consumer	3	38	1	78	2	71	6	187
Total loans	19	$890	6	$624	19	$1,502	44	$3,016

At December 31, 2012
Real estate loans:
One- to four-family residential	18	$1,319	7	$512	12	$1,403	37	$3,234
Commercial real estate	—	—	2	281	1	280	3	561
Construction and land	—	—	—	—	1	115	1	115
Total real estate	18	1,319	9	793	14	1,798	41	3,910
Commercial and industrial	3	43	—	—	—	—	3	43
Consumer loans:
Home equity loans and lines of credit	3	96	2	22	1	11	6	129
Other consumer	1	5	—	—	—	—	1	5
Total consumer	4	101	2	22	1	11	7	134
Total loans	25	$1,463	11	$815	15	$1,809	51	$4,087

The decrease in delinquent loans at September 30, 2013 compared to December 31, 2012 was primarily attributable to loans that were charged off and transferred to real estate owned.

Classified Assets. The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at September 30, 2013 and December 31, 2012 include approximately $2.1 million and $3.7 million of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $0 and $293,000 at September 30, 2013 and December 31, 2012, respectively.

	At September 30,	At December 31,
	2013	2012

Classifed assets:
Substandard loans (1)	$3,731	$4,512
Doubtful loans	—	479
Loss loans	—	—
Real estate owned and other
Real estate owned and other repossessed assets (2)	1,464	3,191
Total classified assets	$5,195	$8,182

(1)  Includes non-accruing loans that are more than 90 days past due.

(2)  Includes real estate totaling $0 and $473,000 at September 30, 2013 and December 31, 2012, respectively, that was subject to the redemption period under Michigan law.

The decrease in classified assets to $5.2 million at September 30, 2013 from $8.2 million at December 31, 2012 is the continuation of a trend of declining classified assets that began in 2009.  This decrease was primarily due to the enhanced review of our nonperforming assets, which resulted in significant charge-offs and losses on sales of real estate owned.  The largest component of classified loans was commercial real estate loans originated prior to the change in management that occurred in 2009, which totaled $1.9 million, or 52.1% of our total classified loans, at September 30, 2013.  Our largest classified loan relationship, consisting of one commercial real estate relationship, was $855,000 at September 30, 2013.

Non-Performing Assets.  The following table sets forth information regarding our non-performing assets and troubled debt restructurings at the dates indicated.  The information reflects net charge-offs but not specific reserves.  Troubled debt restructurings are loans where the borrower is experiencing financial difficulty and for which either a portion of interest or principal has been forgiven or an extension of term granted, or the terms of which have been modified to reflect interest rates materially less than current market rates.

	At September 30,	At December 31,
	2013	2012
Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,235	$1,855
Commercial real estate	1,175	2,029
Construction and land	—	395
Total real estate	2,410	4,279
Commercial and industrial	—	43
Consumer loans:
Home equity loans and lines of credit	139	122
Other consumer	—	—
Total consumer	139	122
Total loans	2,549	4,444

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	265	149
Commercial real estate	298	—
Construction and land	—	—
Total real estate	563	149
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	9	12
Other consumer	—	—
Total consumer	9	12
Total loans	572	161

Total non-performing loans	3,121	4,605

	(table continues on following page)

	At September 30,	At December 31,
	2013	2012
Real estate owned and other repossessed assets:
Real estate loans:
One- to four-family residential	353	288
Commercial real estate	1,036	2,430
Construction and land	75	—
Total real estate	1,464	2,718
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total consumer	—	—
Total real estate owned before loans in redemption	1,464	2,718
Loans in redemption (1)	—	473
Total real estate owned and other repossessed assets	1,464	3,191

Total non-performing assets	$4,585	$7,796

Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$1,847	$2,459
Commercial real estate	674	1,742
Construction and land	171	384
Total real estate	2,692	4,585
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	102	104
Other consumer	—	—
Total consumer	102	104
Total loans	$2,794	$4,689

Total non-performing loans and troubled debt restructurings	$5,915	$9,294

Ratios:
Non-performing loans to total loans	3.67%	5.12%
Non-performing assets to total assets	3.84%	6.32%
Non-performing assets and troubled debt restructurings to total assets	6.17%	10.12%

Non-performing assets decreased to $4.6 million, or 3.8% of total assets, at September 30, 2013 from $7.8 million, or 6.3% of total assets, at December 31, 2012.  Commercial real estate loans originated prior to the change in management that occurred in 2009 totaled $1.2 million, or 37.7% of our total non-performing loans, at September 30, 2013, and we had no non-performing speculative construction and land development loans at September 30, 2013.  Our largest non-performing loan relationship was a commercial real estate relationship totaling $855,000 at September 30, 2013.

Interest income that would have been recorded for the nine months ended September 30, 2013, had non-accruing loans been current according to their original terms, amounted to $94,000.  No interest related to these loans was included in interest income for the nine months ended September 30, 2013.

Other Loans of Concern.   Other than $765,000 of loans designated by management as “special mention,” of which $467,000 related to commercial real estate loans originated prior to 2009, there were no loans at September 30, 2013 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General.  Net loss for the three months ended September 30, 2013 was $672,000, compared to net loss of $365,000 for the three months ended September 30, 2012, $307,000 increase in our net loss. The increase in net loss was primarily due to decreases in net interest income, and increases in professional fees and losses on real estate owned.  The losses on real estate owned included a write down of $176,000 on a property that was contracted for sale in the third quarter and is expected to sell in the fourth quarter of 2013 or early in the first quarter of 2014.  We expect to continue to incur losses in the fourth quarter of 2013 due to our relatively high level of non-performing and classified assets, and the resulting decreases in interest income, possible increases in provisions for loan losses, potential losses on sale of real estate owned and professional fees and other expenses related to real estate owned.

Interest and Dividend Income. Interest and dividend income decreased $230,000, or 17.3%, to $1.1 million for the three months ended September 30, 2013 from $1.3 million for the three months ended September 30, 2012. This decrease was primarily attributable to a $228,000 decrease in interest and fee income on loans receivable.  The average balance of loans during the three months ended September 30, 2013 decreased $15.2 million to $84.8 million compared to $100.0 million for the three months ended September 30, 2012, and the average yield on loans decreased by 20 basis points to 4.76% for the three months ended September 30, 2013 from 4.96% for the three months ended September 30, 2012.  The average balance of investment securities increased $3.3 million to $17.4 million for the three months ended September 30, 2013 from $14.1 million for the three months ended September 30, 2012, while the average yield on investment securities decreased by 32 basis points to 1.30% for the three months ended September 30, 2013 from 1.62% for the three months ended September 30, 2012, resulting in income on securities decreasing. The decrease in average yield on securities was due to the declining interest rate environment, as well as our decision to manage liquidity by investing in shorter-term securities, which generally bear interest at a lower rate than longer-term securities.

Interest Expense. Total interest expense decreased $86,000, or 38.7%, to $136,000 for the three months ended September 30, 2013 from $222,000 for the three months ended September 30, 2012.  Interest expense on deposit accounts decreased $44,000, or 24.6%, to $135,000 for the three months ended September 30, 2013 from $179,000 for the three months ended September 30, 2012.  The decrease was primarily due to a decrease of 18 basis points in the average cost of interest-bearing deposits to 0.55% for the three months ended September 30, 2013 from 0.73% for the three months ended September 30, 2012, reflecting the declining interest rate environment, and by a decrease of $1.4 million, or 1.4%, in the average balance of deposits to $97.1 million for the three months ended September 30, 2013 from $98.5 million for the three months ended September 30, 2012.

Interest expense on FHLB-Indianapolis advances decreased $42,000 to $1,000 for the three months ended September 30, 2013 from $43,000 for the three months ended September 30, 2012.  The average balance of advances decreased by $4.2 million to $935,000 for the three months ended September 30, 2013 from $5.1 million for the three months ended September 30, 2012, as we repaid our entire outstanding balance during the three-month period, while the average cost of these advances decreased by 290 basis points to 0.42% from 3.32%.  We expect our interest expense related to FHLB-Indianapolis advances to increase by approximately $250,000 per year in future periods as we expect to draw an additional $9.0 million to $10.0 million in advances to partially fund the sale of our Decatur office in the first quarter of 2014.

Net Interest Income. Net interest income decreased $144,000, or 13.0%, to $965,000 for the three months ended September 30, 2013 from $1.1 million for the three months ended September 30, 2012.  The decrease reflected a decrease in our interest rate spread to 3.29% for the three months ended September 30, 2013 from 3.50% for the three months ended September 30, 2012, and a decrease in our net interest margin to 3.37 for the three months ended September 30, 2013 from 3.66% for the three months ended September 30, 2012. The decrease in our interest rate spread and net interest margin reflected primarily the continuation of a low interest rate environment, a decrease in net loans and an increase in securities and cash.

Provision for Loan Losses.  We recorded a provision for loan losses of $250,000 for the three months ended September 30, 2013 and $560,000 for the three months ended September 30, 2012.  The allowance for loan losses was $1.0 million, or 1.23% of total loans, at September 30, 2013, compared to $1.6 million, or 1.66% of total loans, at September 30, 2012.  Total nonperforming loans were $3.1 million at September 30, 2013, compared to $4.1 million at September 30, 2012.  As a percentage of nonperforming loans, the allowance for loan losses was 33.5% at September 30, 2013 compared to 39.4% at September 30, 2012.  At September 30, 2013, $1.3 million of the $3.1 million in nonperforming loans were contractually current, compared to $987,000 of $4.1 million at September 30, 2012.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2013 and September 30, 2012.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income.  Non-interest income decreased $155,000, or 39.0%, to $243,000 for the three months ended September 30, 2013 from $398,000 for the three months ended September 30, 2012. The decrease was primarily due to a decrease of $155,000 in income from mortgage banking activities, which includes gains on sale of loans and changes in the value of mortgage servicing rights.  Gains on sale of loans decreased as originations, particularly of refinancing, decreased during the period.  An increase in interest rates and a decline in refinancing activity in future periods may further decrease our income from mortgage banking activities.

Non-Interest Expense.  Non-interest expense increased $318,000, or 24.3%, to $1.6 million for the three months ended September 30, 2013 from $1.3 million for the three months ended September 30, 2012. The increase primarily reflected an increase of $142,000 in professional fees, and an increase of $159,000 losses on real estate owned.   We anticipate the elevated levels of professional fees and expenses associated with real estate owned will continue in the fourth quarter of 2013.  Although non-interest expense will increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders, we expect reductions in non-interest expenses of approximately $260,000 per year related to our Decatur office, which we have entered into an agreement to sell; reductions in expenses of approximately $52,000 per year related to the lease of our Buchanan office, which we sold and now lease from the buyer; and the elimination of expenses related to our participation in the defined benefit plan, from which we intend to withdraw following the completion of our conversion and stock offering, which were $26,000 and $135,000, respectively, for the three months ended September 30, 2013 and the years ended December 31, 2012.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General.  Net loss for the nine months ended September 30, 2013 was $1.2 million, compared to net loss of $263,000 for the nine months ended September 30, 2012, a decrease of $907,000. The decrease in earnings was primarily due to decreases in net interest income, increases in professional fees and expenses related to real estate owned.  The losses on real estate owned included a write-down of $176,000 on property that was contracted for sale late in the third quarter and is expected to sell in the fourth quarter of 2013 or early first quarter 2014.

Interest and Dividend Income. Interest and dividend income decreased $877,000, or 21.2%, to $3.3 million for the nine months ended September 30, 2013 from $4.1 million for the nine months ended September 30, 2012. This decrease was primarily attributable to an $866,000 decrease in interest and fee income on loans receivable.  The average balance of loans during the nine months ended September 30, 2013 decreased $16.2 million to $86.7 million compared to $102.9 million for the nine months ended September 30, 2012, and the average yield on loans decreased by 39 basis points to 4.66% for the nine months ended September 30, 2013 from 5.05% for the nine months ended September 30, 2012.  The average balance of investment securities increased $1.9 million to $16.1 million for the nine months ended September 30, 2013 from $14.2 million for the nine months ended September 30, 2012, while the average yield on investment securities decreased by 46 basis points to 1.35% for the nine months ended September 30, 2013 from 1.81% for the nine months ended September 30, 2012, resulting in income on securities decreasing. The decrease in average yield on securities was due to the declining interest rate environment, as well as our decision to manage liquidity by investing in shorter-term securities, which generally bear interest at a lower rate than longer-term securities.

Interest Expense. Total interest expense decreased $352,000, or 45.2%, to $427,000 for the nine months ended September 30, 2013 from $779,000 for the nine months ended September 30, 2012.  Interest expense on deposit accounts decreased $166,000, or 28.4%, to $418,000 for the nine months ended September 30, 2013 from $584,000 for the nine months ended September 30, 2012.  The decrease was primarily due to a decrease of 20 basis points in the average cost of interest-bearing deposits to .58% for the nine months ended September 30, 2013 from .78% for the nine months ended September 30, 2012, reflecting the declining interest rate environment, and by a decrease of $2.6 million, or 2.6%, in the average balance of deposits to $97.2 million for the nine months ended September 30, 2013 from $99.8 million for the nine months ended September 30, 2012.

Interest expense on FHLB-Indianapolis advances decreased $186,000 to $9,000 for the nine months ended September 30, 2013 from $195,000 for the nine months ended September 30, 2012.  The average balance of advances decreased by $4.4 million to $2.5 million for the nine months ended September 30, 2013 from $6.9 million for the nine months ended September 30, 2012, as we repaid our entire outstanding balance during the nine-month period, while the average cost of these advances decreased by 331 basis points to 0.48% from 3.79%.  We expect our interest expense related to FHLB-Indianapolis advances to increase by approximately $250,000 per year in future periods as we expect to draw an additional $9.0 million to $10.0 million in advances to partially fund the sale of our Decatur office in the first quarter of 2014.

Net Interest Income.  Net interest income decreased $525,000, or 15.7%, to $2.8 million for the nine months ended September 30, 2013 from $3.4 million for the nine months ended September 30, 2012.  The decrease reflected a decrease in our interest rate spread to 3.22% for the nine months ended September 30, 2013 from 3.49% for the nine months ended September 30, 2012, and a decrease in our net interest margin to 3.30% for the nine months ended September 30, 2013 from 3.64% for the nine months ended September 30, 2012. The decrease in our interest rate spread and net interest margin reflected primarily the continuation of a low interest rate environment, a decrease in net loans and an increase in securities and cash.

Provision for Loan Losses.  We recorded a provision for loan losses of $490,000 for the nine months ended September 30, 2013 and $790,000 for the nine months ended September 30, 2012.  The allowance for loan losses was $1.0 million, or 1.23% of total loans, at September 30, 2013, compared to $1.6 million, or 1.66% of total loans, at September 30, 2012.  Total nonperforming loans were $3.1 million at September 30, 2013, compared to $4.1 million at September 30, 2012.  As a percentage of nonperforming loans, the allowance for loan losses was 33.5% at September 30, 2013 compared to 39.4% at September 30, 2012.  At September 30, 2013, $1.3 million of the $3.1 million in nonperforming loans were contractually current, compared to $987,000 of $4.1 million at September 30, 2012.

Non-Interest Income.  Non-interest income decreased $204,000, or 20.1%, to $811,000 for the nine months ended September 30, 2013 from $1.0 million for the nine months ended September 30, 2012. The decrease was primarily due to a decrease of $22,000 in service charges on deposits and a decrease of $182,000 in income from mortgage banking activities, which includes gains on sale of loans and changes in the value of mortgage servicing rights, primarily resulting from reduced one- to four-family mortgage loan origination and sale, and a decrease of $16,000 in realized gains on sales of available-for-sale securities, offset by an increase of approximately $16,000 in other income.  Gains on sale of loans decreased as originations, particularly of refinancing, decreased during the period.  An increase in interest rates and a decline in refinancing activity in future periods may further decrease our income from mortgage banking activities.

Non-Interest Expense.  Non-interest expense increased $478,000, or 12.4%, to $4.3 million for the nine months ended September 30, 2013 from $3.8 million for the nine months ended September 30, 2012. The increase primarily reflected an increase of $233,000 in professional fees, an increase of $141,000 in losses on real estate owned, an increase of $96,000 in expenses related to real estate owned, and an increase of $95,000 in occupancy and equipment expenses, offset by a decrease of $42,000 in salaries and employee benefits expenses.   We anticipate that the elevated levels of professional fees and expenses associated with real estate owned will continue in the fourth quarter of 2013.  Although non-interest expense will increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders, we expect reductions in non-interest expenses of approximately $260,000 per year related to our Decatur office, which we have entered into an agreement to sell; reductions in expenses of approximately $52,000 per year related to the lease of our Buchanan office, which we sold and now lease from the buyer; and the elimination of expenses related to our participation in the defined benefit plan, from which we intend to withdraw following the completion of our conversion and stock offering, which were $57,000 and $135,000, respectively, for the nine months ended September 30, 2013 and the year ended December 31, 2012.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

	For the Three Months Ended September 30,
	2013			2012
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$84,772	$1,018	4.76%	$99,974	$1,246	4.96%
Investment securities	17,368	57	1.30	14,110	57	1.62
Other interest-earning assets (2)	11,553	26	0.91	6,419	28	0.93
Total interst-earning assets	113,693	1,101	3.84	120,503	1,331	4.35
Noninterest-earning assets	7,900			7,335
Allowance for loan losses	(1,142)			(1,560)
Total assets	$120,451			$126,278

Interest-earning liabilities:
Demand deposits	$17,838	7	0.17%	$15,501	7	0.18%
Money market accounts	25,750	19	0.29	24,368	20	0.33
Savings accounts	13,894	5	0.14	13,645	6	0.17
Certificates of deposit	39,646	104	1.04	45,042	146	1.29
Total deposits	97,128	135	0.55	98,556	179	0.73
FHLB-Indianapolis advances	935	1	0.42	5,147	43	3.32
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	98,063	136	0.55	103,703	222	0.85
Noninterest-bearing demand deposits	11,139			9,276
Other noninterest-bearing liabilities	768			1,063
Total liabilities	109,970			114,042
Equity	10,481			12,236
Total liabilities and equity	$120,451			$126,278

Net interest income		$965			$1,109
Net interest spread (3)			3.29%			3.50%
Net interest-earning assets (4)	$15,630			$16,800
Net interest margin (5)			3.37%			3.66%
Average interest-earning assets to interest-bearing liabilities			115.94%			116.20%

(1)                                 Yield and rates are annualized.

(2)                                 Consists of stock in the FHLB-Indianapolis and interest bearing deposits in other banks.

(3)                                 Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)                                 Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)                                 Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2013			2012
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

Interest-earning assets:
Loans	$86,679	$3,021	4.66%	$102,859	$3,887	5.05%
Investment securities	16,057	162	1.35	14,173	192	1.81
Other interest-earning assets (2)	12,009	74	0.73	5,962	55	0.85
Total interst-earning assets	114,745	3,257	3.79	122,994	4,134	4.47
Noninterest-earning assets	8,425			7,662
Allowance for loan losses	(1,336)			(1,535)
Total assets	$121,834			$129,121

Interest-earning liabilities:
Demand deposits	$17,458	20	0.16%	$14,880	19	0.17%
Money market accounts	25,540	55	0.29	24,830	61	0.33
Savings accounts	13,414	13	0.13	13,537	17	0.17
Certificates of deposit	40,754	330	1.08	46,505	487	1.40
Total deposits	97,166	418	0.58	99,752	584	0.78
FHLB-Indianapolis advances	2,484	9	0.48	6,877	195	3.79
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	99,650	427	0.57	106,629	779	0.98
Noninterest-bearing demand deposits	10,552			9,402
Other noninterest-bearing liabilities	799			925
Total liabilities	111,001			116,956
Equity	10,833			12,165
Total liabilities and equity	$121,834			$129,121

Net interest income		$2,830			$3,355
Net interest spread (3)			3.22%			3.49%
Net interest-earning assets (4)	$15,095			$16,365
Net interest margin (5)			3.30%			3.64%
Average interest-earning assets to interest-bearing liabilities			115.15%			115.35%

(1)                                 Yield and rates are annualized.

(2)                                 Consists of stock in the FHLB-Indianapolis and interest bearing deposits in other banks.

(3)                                 Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)                                 Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)                                 Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities.  We also have the ability to borrow from the FHLB-Indianapolis.  At September 30, 2013, we had the capacity to borrow approximately $16.3 million from the FHLB-Indianapolis and an additional $2 million on a line of credit with the FHLB-Indianapolis.  We have historically not used Federal Home Loan Bank advances to fund our operations, and at September 30, 2013 and December 31, 2012, we had $0 million and $5.0 million, respectively, outstanding in advances from the FHLB-Indianapolis.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $546,408 and $533,160 for the nine months ended September 30, 2013 and 2012, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $2,693,345 and $0 for the nine months ended September 30, 2013 and 2012, respectively.  During the nine months ended September 30, 2013 and 2012, we purchased $4,894,274 and $6,850,238, respectively and sold $0 and $1,306,709, respectively, in securities held as available-for-sale.  Net cash used in financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $2,452,885 and $12,324,310 for the nine months ended September 30, 2013 and 2012, respectively, resulting from our strategy of managing growth to preserve capital ratios and reduce expenses.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2013, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $9.8 million, or 8.18% of adjusted total assets, which is above the required level of $6.0 million, or 5.00%; and total risk-based capital of $10.7 million, or 14.44% of risk-weighted assets, which is above the required level of $7.4 million, or 10.00%.  At December 31, 2012, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $10.9 million, or 8.85% of adjusted total assets, which is above the required level of $6.2 million, or 5.00%; and total risk-based capital of $11.9 million, or 14.91% of risk-weighted assets, which is above the required level of $8.0 million, or 10.00%.  Accordingly, Edgewater Bank was categorized as well capitalized at June 30, 2013 and December 31, 2012.  Management is not aware of any conditions or events since the most recent notification that would change our category.  In addition, at September 30, 2013, Edgewater Bank was in compliance with the IMCR, which as of September 30, 2013 required Edgewater Bank to maintain a tier 1 leverage capital ratio of at least 8.00% and a total risk-based capital ratio of at least 12.00%. The OCC has subsequently notified us that, effective October 1, 2013, the IMCR has been amended to reduce the required minimum tier 1 leverage capital ratio to 7.50%.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures above market risk are not required by smaller reporting companies, such as the Registrant.

Item 4.                                 Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2013, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.                                 Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.                        Risk Factors

Disclosure of risk factors is not required by smaller reporting companies, such as the Company.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 There were no sales of unregistered securities during the period covered by this Report.

(b)                                 Not applicable.

(c)                                  There were no issuer repurchases of securities during the period covered by this Report.

Item 3.                                 Defaults Upon Senior Securities

None.

Item 4.                                 Mine Safety Disclosures

Not applicable.

Item 5.                                 Other Information

None.

Item 6.                                 Exhibits

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edgewater Bancorp, Inc.

Date: December 20, 2013	/s/ Richard E. Dyer
Richard E. Dyer
President and Chief Executive Officer

Date: December 20, 2013	/s/ Coleen S. Frens-Rossman
Coleen S. Frens-Rossman Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

2                                         Amended & Restated Plan of Conversion*

3.1                               Articles of Incorporation of Edgewater Bancorp, Inc.*

3.2                               Bylaws of Edgewater Bancorp, Inc.*

4                                         Form of Common Stock Certificate of Edgewater Bancorp, Inc.*

10.1                        Form of Employee Stock Ownership Plan*

10.2                        Form of Employment Agreement between Edgewater Bank and Richard E. Dyer*

10.3                        Form of Employment Agreement between Edgewater Bank and Coleen S. Frens-Rossman*

21                                  Subsidiaries of Registrant*

31.1                        Certification of Richard E. Dyer, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2                        Certification of Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32                                  Certification of Richard E. Dyer, President and Chief Executive Officer, and Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                           The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Changes in Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements**

*                                         Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191125)

**                                  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.