Form 10-K
period 2013-12-31
Edgewater Bancorp, Inc.
filed 2014-03-28
CIK 1584770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission file number: 000-55129

EDGEWATER BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-3687434
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

321 Main Street, St. Joseph, Michigan	49085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (296) 982-4175

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The Registrant was not a reporting company as of the end of its last completed second fiscal quarter. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on January 17, 2014 (the first day the shares of common stock were publicly traded) was $6.1 million.

As of March 14, 2014, there were issued and outstanding 667,898 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

PART I

ITEM 1.                                                Business

Forward-Looking Statements

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning.  These forward-looking statements include, but are not limited to:

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.

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

•                                          our ability to comply with the terms of the IMCR imposed by the OCC;

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

•                                          the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

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

•                                          our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•                                          the failure or security breaches of computer systems on which we depend;

•                                          the ability of key third-party service providers to perform their obligations to us;

•                                          changes in the financial condition or future prospects of issuers of securities that we own; and

•                                          other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Edgewater Bank

Edgewater Bank is a federal mutual savings association that was originally organized in 1910 as a state-chartered mutual savings and loan association under the name Industrial Building and Loan.  In 1938, the Bank converted to a federal charter and changed its name to Buchanan Federal Savings and Loan Association.  The Bank changed its name in 1965 to LaSalle Federal Savings and Loan Association of Buchanan and in 1989 to LaSalle Federal Savings Bank.  The Bank changed its name to Edgewater Bank in 2005.

On September 3, 2013, the Board of Directors of Edgewater Bank adopted a plan of conversion and reorganization (the “Plan”). The Plan provided for the reorganization of Edgewater Bank from a federally chartered mutual savings association into a federally chartered stock savings association, the formation of Edgewater Bancorp, Inc. as the stock holding company of Edgewater Bank and an offering by Edgewater Bancorp, Inc. of shares of its common stock to eligible depositors of Edgewater Bank and the public. The Plan was approved by the Office of the Comptroller of the Currency (the “OCC”) and the holding company application of Edgewater Bancorp, Inc. was approved by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Plan was approved by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of Edgewater Bank at a special meeting held on December 20, 2013 and the reorganization was completed on January 16, 2014.

We conduct our operations from our main office in St. Joseph, Michigan and our four additional full-service banking offices located in Royalton Township, Coloma, Bridgman and Buchanan, Michigan.  We completed the sale of the Decatur office on January 24, 2014. In connection with the sale of the Decatur office, our deposits decreased approximately $13.3 million, including $8.4 million of core deposits (which we define to include demand deposit, money market and savings accounts) and $4.9 million of certificates of deposit.  We retained all loans associated with the Decatur office.  We funded the assumption of deposits by the purchaser with cash on hand and approximately $10.0 million of advances from the Federal Home Loan Bank of Indianapolis (“FHLB-Indianapolis”).

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate, commercial and industrial, and commercial real estate loans, and, to a lesser extent, home equity lines of credit and other consumer loans.  At December 31, 2013, $43.6 million, or 50% of our total loan portfolio, was comprised of one- to four-family residential real estate loans.  We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, state and municipal securities and collateralized mortgage obligations.  We offer a variety of deposit accounts, including checking accounts, NOW accounts, savings accounts, money market accounts and certificate of deposit accounts.  We utilize advances from the FHLB-Indianapolis for asset/liability management purposes and, to a much lesser extent, for additional funding for our operations.  At December 31, 2013, we had no advances outstanding with FHLB-Indianapolis.

Our executive and administrative office is located at 321 Main Street, St. Joseph, Michigan 49085, and our telephone number at this address is (269) 982-4175.

Edgewater Bancorp, Inc.

Edgewater Bancorp, Inc. was incorporated as a Maryland corporation on July 11, 2013 and owns all of the outstanding shares of common stock of Edgewater Bank as a result of the conversion from mutual to stock form of Edgewater Bank on January 16, 2014.  Edgewater Bancorp, Inc. has not engaged in any business to date other than owning the common stock of Edgewater Bank.

On January 16, 2014, Edgewater Bancorp, Inc. completed its initial public offering of common stock.  In the offering, Edgewater Bancorp, Inc. issued a total of 667,898 shares of its common stock for an aggregate of $6,678,980 in total offering proceeds.

Our executive and administrative office is located at 321 Main Street, St. Joseph, Michigan 49085, and our telephone number at this address is (269) 982-4175.  Our website address is www.edgewaterbank.com.  Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.

Market Area and Competition

We conduct our operations from our main office in St. Joseph, Michigan and our four additional full-service banking offices located in Royalton Township, Coloma, Bridgman and Buchanan, Michigan.  We completed the sale of the Decatur office on January 24, 2014.  Our primary market area includes Berrien County, Van Buren County, and, to a lesser extent, Cass County, Michigan, all of which are located in southwestern Michigan near the border of Indiana, and portions of northern Indiana that are contiguous with Berrien and Cass Counties.  We will, on occasion, make loans secured by properties located outside of our primary market are, especially to borrowers with whom we have an existing relationship and who have a presence within our primary market area.  Our primary market area includes small towns and rural communities, and St. Joseph, where our headquarters are located, is a community of upscale retirement, vacation or second homes.  Our market area was historically a manufacturing and agricultural-based economy, including the world headquarters of Whirlpool Corporation and Leco Corporation.  Our market area has experienced continued developments in the medical and health services and nuclear energy industries, with Lakeland Regional Health System and Indiana Michigan Power employing large numbers of people, as well as the metal fabrication and tourism industries.  The economy in our market area also has a significant service component, particularly the food and beverage industries.  The regional economy is fairly diversified, supported by government, professionals such as doctors, lawyers and accountants, wholesale and retail trade, manufacturing and agriculture.

We face competition within our market area both in making loans and attracting deposits.  Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions.  We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies.  As of June 30, 2013, based on the most recent available FDIC data, our market share of deposits represented 5.0% of FDIC-insured deposits in Berrien County, ranking us 6th in market share of deposits.  We do not have a significant market share of either deposits or residential lending in Van Buren County, Cass County or areas that we serve in northern Indiana.

Lending Activities

General.  Our principal lending activity is originating one- to four-family residential real estate loans, commercial and industrial loans, commercial real estate loans, consumer loans (including home equity lines of credit, watercraft and automobile loans) and, to a lesser extent, residential and commercial construction loans.  We sell in the secondary market a significant majority of the fixed-rate one- to four-family residential mortgage loans that we originate, generally on a servicing-retained, non-recourse basis, while retaining adjustable rate one- to four-family residential mortgages, in order to manage the maturity and time to re-price our loan portfolio.  We may, at times, retain within our loan portfolio a modest amount of intermediate and longer term residential mortgage loans for asset-liability management purposes.  In recent years, we have changed our strategy to focus on relationship-based banking, diversifying of our loan portfolio, increasing the yield of our loan portfolio and improving and managing our asset quality.  Accordingly, subject to market conditions and our asset-liability analysis, we expect to take advantage of unique characteristics of our market area to increase our residential mortgage, commercial and industrial, and consumer loans.  Our business strategy does not contemplate the origination of speculative construction and land development loans.  We expect to develop a broader, more flexible array of residential, commercial and industrial and consumer loan products specifically suited to the customers and potential customers in our market area, hire additional personnel with residential, commercial and consumer lending experience and continue to improve our customer service.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy” for more information regarding our future plans for lending activities.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2013		2012
	Amount	Percent	Amount	Percent

Real estate loans:
Residential 1-4 family	$43,612,578	50.06%	$44,497,096	49.46%
Commercial	24,705,387	28.36	27,760,588	30.86
Construction and land development	1,618,445	1.86	1,001,670	1.11
Total real estate (2) (3)	69,936,410	80.28	73,259,354	81.43
Commercial and industrial	5,524,011	6.34	4,187,529	4.65
Consumer loans:
Home equity loans and lines of credit	10,984,782	12.61	12,122,121	13.47
Other consumer loans	672,560	0.77	399,230	0.44
Total consumer	11,657,342	13.38	12,521,351	13.92
Total loans	87,117,763	100.00%	89,968,234	100.00%
Less other items:
Net deferred loan costs	(35,416)		(32,984)
Allowance for loan losses	1,061,141		1,504,169
Total loans, net	$86,092,038		$88,497,049

(1)                                 Does not include loans held for sale of $0 and $683,000 at December 31, 2013 and December 31, 2012, respectively.

(2)                                 At December 31, 2013, consists of $15.1 million of owner occupied properties and $5.9 million of non-owner occupied properties.

(3)                                 Includes $2.9 million and $1.4 million of multi-family loans at December 31, 2013 and December 31, 2012, respectively.

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2013.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2014.  Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to Four-Family		Commercial Real Estate		Construction and Land
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Ending December 31,
2014	$540,925	6.60%	$3,080,166	6.48%	$1,065,742	5.70%
2015	19,026	4.22	2,021,631	6.25	237,324	4.75
2016	238,665	4.44	2,473,423	6.20	315,379	5.16
2017 to 2018	2,225,147	4.69	14,411,293	4.99	—	—
2019 to 2023	3,485,167	4.04	2,718,874	5.58	—	—
2024 to 2028	9,765,423	3.57	—	—	—	—
2029 and beyond	27,338,225	3.96	—	—	—	—
Total	$43,612,578	3.95%	$24,705,387	5.47%	$1,618,445	5.46%

	Commercial and Industrial		Home Equity Loans and Lines of Credit		Other Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Ending December 31,
2014	$2,614,266	5.22%	$1,687,034	3.77%	$65,960	5.21%	$9,054,093	5.52%
2015	425,379	5.68	707,547	3.90	11,805	6.85	3,422,712	5.58
2016	845,038	5.69	611,597	3.54	61,004	4.93	4,545,106	5.57
2017 to 2018	1,639,328	4.01	2,402,483	3.83	328,500	3.87	21,006,751	4.73
2019 to 2023	—	—	5,523,562	5.58	178,634	5.50	11,906,237	4.61
2024 to 2028	—	—	52,559	6.98	26,657	3.99	9,844,639	3.59
2029 and beyond	—	—	—	—	—	—	27,338,225	3.96
Total	$5,524,011	4.97%	$10,984,782	4.67%	$672,560	4.59%	$87,117,763	4.50%

Loan Approval Procedures and Authority.  Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Edgewater Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans).  In addition, we have established an in-house limit that is less than the legal limits on loans to one borrower. At December 31, 2013, our largest credit relationship totaled $1.8 million and was secured by multiple commercial real estate properties in our market area.  Our second largest relationship at December 31, 2013 was a $1.6 million loan secured by an owner-occupied manufacturing facility in our market area. At December 31, 2013, both of these loans were performing in accordance with their terms.

Our lending is subject to written underwriting standards and origination procedures.  Decisions on one- to four-family residential mortgage and consumer loans are made on the basis of detailed applications developed by our lending officers.  Decisions on commercial real estate and commercial and industrial loans are made on the basis of information submitted by the prospective borrower and analyzed by our lending officers.  Banking regulation require that for real estate loans of $1.0 million or more, commercial real estate loans of $250,000 or more and complex residential loans of $250,000 or more, we require property appraisals prepared by an outside independent state-certified appraiser approved by our board of directors.  For non-complex residential loans between $250,000 and $1.0 million, we require property appraisals prepared by an outside independent state-certified or state-licensed appraiser.  Although the use of internal evaluations are permitted by banking regulations for commercial real estate loans of less than $1.0 million and other loans of less than $250,000, we require current  third-party appraisals for all loans that we originate.  We categorize a third-party appraisal as “current” if it was prepared within 18-months of the loan application and we know of no material changes in the property or surrounding areas.  The loan application and review process is designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items obtained through the application process  are verified through use of credit reports and credit history, financial and cash flow information and tax returns.

Personal guarantees are generally obtained from the principals of commercial real estate and commercial and industrial loans.  Although this requirement may be waived depending upon the loan-to-value ratio and the debt service ratio associated with the loan, personal guarantees are obtained on substantially all business-related loans.  For commercial real estate and construction loans, we require title and hazard insurance, and appropriate flood, fire and extended coverage insurance with Edgewater Bank named in the mortgagee clause.

We use the Loan ProspectorTM System for loans originated for sale to Freddie Mac.  We generally do not make residential loans that are not approved by this system (other than loans above the Freddie Mac lending limit for conforming loans, which we refer to as “jumbo” loans), but we review all non-approved residential loans and will extend credit in certain circumstances upon approval by our loan committee, which consists of our President and Chief Executive Officer, our Chief Financial Officer, our Senior Lender, our Senior Retail Officer, our Assistant Vice President of Risk Management, and all other commercial lending officers.

Approval of the loan committee requires the vote of a majority of the members.  Our President and Chief Executive Officer may veto approval any loan approved by the loan committee.  Our board of directors may approve loans above those amounts, and may approve loans in excess of our in-house lending limit (up to our legal lending limits).  Approval of the board of directors requires the vote of four of the six directors.

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2013 that are contractually due after December 31, 2014.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$19,753	$23,264	$43,017
Commercial	20,782	863	21,645
Construction and land	457	95	552
Total real estate	40,992	24,222	65,214
Commercial and industrial	2,869	41	2,910
Consumer loans:
Home equity loans and lines of credit	943	8,360	9,303
Other consumer	614	—	614
Total consumer	1,557	8,360	9,917
Total loans	$45,418	$32,623	$78,041

One- to Four-Family Residential Real Estate Lending.  The focus of our lending program has historically been the origination of one- to four-family residential real estate loans.  At December 31, 2013, we had $43.6 million of loans secured by one- to four-family real estate, representing 50.1% of our total loan portfolio.  In addition, at December 31, 2013, we had no residential mortgages held for sale.  We primarily originate fixed-rate residential mortgage loans, but we also offer adjustable-rate residential mortgage loans and home equity loans.  At December 31, 2013, the one- to four-family residential mortgage loans held in our portfolio were comprised of 45.9% fixed-rate loans, and 54.1% adjustable-rate loans.

We sell the majority of the one- to four-family residential mortgage loans that we originate.  During the years ended December 31, 2013 and December 31, 2012, we sold $16.6 million and $32.2 million, respectively, of residential mortgage loans for gains on sale of approximately $249,000 and $790,000, respectively.  Almost all of these loans were sold on a servicing-retained basis.  At December 31, 2013 and December 31, 2012, our servicing portfolio was $76.7 million and $74.9 million, respectively, all of which related to loans that we had originated.  Servicing fees were approximately $189,000 and $159,000, respectively, during the years ended December 31, 2013 and December 31, 2012.  See “—Originations, Purchases and Sales of Loans.”

Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2013 was generally $417,000 for single-family homes in our market area.  We also originate jumbo loans, which we generally retain in our portfolio, although we intend to develop a secondary market program with a private purchaser for certain of these jumbo loans.  At December 31, 2013, we had $4.0 million of jumbo loans.  We currently do not offer FHA and VA loans, but we plan to do so as part of our business strategy.  These loans will be originated for sale on a servicing-released, non-recourse basis in accordance with FHA and VA guidelines.

At December 31, 2013, almost all of our one- to four-family residential loans that we hold in our portfolio and our home equity loans and lines of credit were secured by properties located in our market area.  In addition, almost all of the residential mortgage loans that we originate for sale are secured by properties located in our market area.

We generally limit the loan-to-value ratios of our one- to four-family residential mortgage loans to 80% of the purchase price or appraised value, whichever is lower.  In addition, we may make one- to four-family residential mortgage loans with loan-to-value ratios between 80% and 95% of the purchase price or appraised value, whichever is less, where the borrower obtains private mortgage insurance.

Our one- to four-family residential real estate loans typically have terms of 10 to 30 years.  Our adjustable-rate one- to four-family residential real estate loans generally have fixed rates for initial terms of one, three, five or seven years, and adjust annually thereafter at a margin.  In recent years, this margin has been 275 basis points over the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year.  The margin will be increased from 275 basis points to 300 basis points for new loan approvals.  The maximum amount by which the interest rate may be increased or decreased is generally 2.00% per adjustment period and the lifetime interest rate cap is generally 6.00% over the initial interest rate of the loan.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price (as interest rates increase the required payments due from the borrower also increase subject to rate caps), increasing the potential for default by the borrower.  At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents.  Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to seven years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

We also originate home equity lines of credit and fixed-term home equity loans.  See “—Consumer Lending.”

We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan).  We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” on one-to four- family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

Commercial Real Estate Lending. We have historically focused our non-residential lending activities on commercial real estate.  However, we have revised our strategy to diversify our loan portfolio and increase our yield while improving asset quality, and we believe a key to successful implementation of this strategy is to reduce our reliance on commercial real estate lending by managing the run-off of loans that do not match our current strategy, while continuing to originate commercial real estate loans on a selective basis.  In the future, we will focus on originating loans up to our in-house lending limit, where the property is located in our market area and where we have a strong existing relationship with the borrower.  We will be more selective in our approval process based on the size of the loans and our overall relationship with the borrower.  At December 31, 2013, we had $24.7 million in commercial real estate loans, representing 28.3% of our total loan portfolio.

Our commercial real estate loans are either fixed or adjustable rate based on the prime rate as set forth in the Wall Street Journal. Our commercial real estate loans generally have initial terms of not more than five years and amortization terms of not more than 20 years, with a balloon payment at the end of the initial term.  The maximum loan-to-value ratio of our commercial real estate loans is generally 80% of the lower of the purchase price or appraised value of the property securing the loan, regardless of whether the property is owner-occupied or not.  Our commercial real estate loans are typically secured by retail, industrial, warehouse, service, medical or other commercial properties, or apartment buildings.

Set forth below is information regarding our commercial real estate loans at December 31, 2013.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)

Real estate development (1)	17	$7,633
Storage unit rental	4	1,052
Health care and social	3	1,151
Retail trade	15	2,085
Accommodation and food	7	1,949
Funeral homes	9	1,212
Legal services	2	689
Other services	26	1,955
Manufacturing	8	3,540
Recreational	4	2,445
Agriculture	2	781
Other miscellaneous	2	213
	99	$24,705

(1)           These loans are primarily loans secured by multi-tenant properties.

At December 31, 2013, the average loan balance of our outstanding commercial real estate loans was $276,000, and the largest of such loans was a $1.6 million loan secured by an apartment complex in our market area.  This loan was performing in accordance with its original repayment terms at December 31, 2013.

We consider a number of factors in originating commercial real estate loans.  We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan.  When evaluating the qualifications of the borrower, we consider the value of the property, the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).  We generally require a debt service ratio of at least 1.25 times.

Commercial real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service.  Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property.  Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.  If we foreclose on a commercial real estate loan, our holding period for the collateral is typically longer than for one- to four-family residential real estate loans because there are fewer potential purchasers of the collateral.  Further, our commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers.  Accordingly, if any of our judgments regarding the collectability of our commercial real estate loans prove incorrect, the resulting charge-offs may be larger on a per loan basis than those incurred with respect to one- to four-family residential loans.

Commercial and Industrial Lending.  At December 31, 2013, we had $5.5 million of commercial and industrial loans, representing 6.3% of our total loan portfolio.  Because we believe that expanding our organic origination of commercial and industrial loans is essential to our profitability, we intend to increase our commercial and industrial lending by targeting businesses with between $1.0 million and $15.0 million in revenues operating in our market area, including medical, legal, accounting and other professional practices as well as traditional commercial businesses, with loan products designed to meet the needs of professional and rural development borrowers.

We offer short-term commercial and industrial loans with terms of one year or less and long-term commercial and industrial loans with terms of up to five years (up to 10 years when guaranteed by a federal government agency or when a secondary market for the loan exists).  Commercial and industrial loans are generally secured by equipment, furniture and fixtures, inventory, accounts receivable or other business assets.  The maturity of commercial and industrial loans secured by purchased equipment is fixed to correspond to 80% of the useful life of the equipment or five years, whichever is less. We endeavor not to accept as collateral highly specialized or customer-made equipment that may be difficult to dispose of in foreclosure.  In very limited circumstances where the borrower’s financial condition warrants, short-term commercial loans may be unsecured.  The interest rates on these loans are commensurate with the term and value of the collateral securing the loans.  We also offer revolving lines of credit to finance short-term working capital needs such as accounts payable and inventory.  These lines of credit are in amounts proportionate to the borrower’s working capital position, are generally predicated on an advance formula based on the stated collateral, and typically require an annual full payoff.  Our commercial lines of credit are generally priced on a floating rate basis utilizing an index rate such as the Wall Street Journal prime rate, and may be secured or, in very limited circumstances, unsecured.  We generally obtain personal guarantees with respect to all commercial and industrial loans and lines of credit.

We also offer commercial and industrial loans utilizing the SBA’s 504 Loan Program, although we did not have any of these loans outstanding at December 31, 2013.  The structure of loans provided under the SBA 504 Program reduces our credit risk and improves our collateral position.  We intend to be active in the SBA’s 7a Loan Program.  Under the 7a Program, our credit risk is reduced as a result of a loan guaranty from the SBA, generally at 75% of the total loan amount.  In addition, the guaranteed portion of the credit can be sold in the secondary market generating significant fee income opportunities.  Because we face recourse liability on these loans if they do not meet all SBA requirements, we enhance the underwriting, servicing, and review processes on these loans. During the year ended December 31, 2013, we did not originate any SBA loans.  Increasing our origination of SBA loans is part of our lending strategy.

We typically originate commercial and industrial loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan.  As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself and the general economic environment in our market area.  Therefore, commercial and industrial loans that we originate have greater credit risk than one- to four-family residential real estate loans or, generally, consumer loans.  In addition, commercial and industrial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

Set forth below is information regarding our commercial and industrial loans at December 31, 2013.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)

Real estate (1)	1	$16
Storage unit rental	4	148
Health care and social	10	214
Retail trade	6	887
Accommodation and food	3	175
Cabling / Fiber	1	508
Other services	24	1,677
Manufacturing	13	1,196
Municipality	1	402
Other miscellaneous	3	301
	66	$5,524

(1)           Consists of working lines of credit to owners of rental properties that are not secured by real estate.

At December 31, 2013, the average loan balance of our outstanding commercial and industrial term loans was $81,000, and the largest outstanding balance was a $617,000 loan secured by all of the business assets, including equipment, inventory and accounts receivable, of a commercial printer in our market area. This loan was performing in accordance with its original repayment terms at December 31, 2013.

We believe that commercial and industrial loans will provide growth opportunities for us, and we expect to increase this business line in the future in order to develop banking relationships with depositors and related mortgage lending customers. We expect to hire one or two additional commercial lenders with credit administration experience and business development and marketing skills, which we expect will increase our pipeline of commercial and industrial loan commitments.  The additional capital we receive in connection with the stock offering will modestly increase our maximum lending limits and will allow us to increase the amounts of our loans to one borrower.

Our commercial and industrial loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of equipment, inventory or accounts receivable. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value, and the cash flows of the borrower may fluctuate based on the success of the business.

Consumer Lending.  At December 31, 2013, we had $11.7 million, or 13.4% of our loan portfolio, in consumer loans, including $11.0 million in home equity loans and lines of credit and $673,000 in other consumer loans.

Our home equity lines of credit and fixed-term equity loans are secured by residential property, are fixed or variable rate, and are approved with a maximum maturity of 10 years.  Home equity lines of credit and fixed-term equity loans are generally originated in accordance with the same standards as one- to four-family residential mortgage loans. We extend home equity lines of credit and fixed-term equity loans on owner-occupied property regardless of whether we hold the first mortgage, and on investment properties only if we hold the first mortgage.  We do not extend home equity lines of credit unless the combined loan-to-value ratio of the first mortgage and the home equity line of credit or fixed-term equity loan is less than 70%, or less than 80% if we hold the first mortgage.  If we hold the first mortgage and the borrower’s credit score is above 740, we will extend credit up to a combined 90% loan-to-value ratio.

Home equity lines of credit and fixed-term equity loans have greater risk than one- to four-family residential real estate loans secured by first mortgages.  Our interest is generally subordinated to the interest of the institution holding the first mortgage.  Even where we hold the first mortgage, we face the risk that the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and costs of foreclosure and we may be unsuccessful in recovering the remaining balance from those customers.  Particularly with respect to our home equity lines of credit and fixed-term equity loans, decreases in real estate values could adversely affect the value of property used as collateral.

At December 31, 2013, we had $10.0 million, or 11.5% of our loan portfolio, in home equity lines of credit and $961,000, or 1.1% of our loan portfolio, in fixed-term equity loans.  We also had an additional $9.1 million in unused commitments on home equity lines of credit.   The largest outstanding balance of any home equity line of credit was $544,000 and the largest outstanding balance of any fixed-term equity loan was $47,000.  These loans were performing in accordance with their original repayment terms at December 31, 2013.

Consumer loans other than home equity lines of credit and fixed-term equity loans have either a variable or fixed-rate of interest for a term of up to six years, depending on the type of collateral and the creditworthiness of the borrower.   Our consumer loans may be secured by deposits, automobiles, boats, motorcycles, snowmobiles or recreational vehicles.  Consumer loans are generally limited to 100% of the purchase price (excluding sales tax) with respect to new vehicles, and 100% of NADA retail value or cost, whichever is less, with respect to used vehicles, and loans of up to $5,000 may be unsecured depending on the creditworthiness of the borrower.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer loans generally have greater credit risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly unsecured loans and consumer loans that are secured by rapidly depreciable assets, such as automobiles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Construction and Land Lending.   At December 31, 2013, we had $1.6 million, or 1.9% of our total loan portfolio, in construction and land loans.  Of these, $897,000 were loans for the construction by individuals of their primary residences, $727,000 were loans where raw land serves as collateral other than for construction and development purposes (including one loan in the amount of approximately $301,000 secured by a parcel of land utilized by an RV dealer as an outdoor showroom), and $427,000 were construction and land development loans.  At December 31, 2013, our largest construction and land loan was a $474,000 loan secured by  a primary residence located in our market area.  This loan was performing in accordance with its original repayment terms at December 31, 2013.

Our residential construction loans generally have initial terms of 12 months (subject to extension), during which the borrower pays interest only.  Upon completion of construction, these loans convert to conventional amortizing mortgage loans. We do not extend credit if construction has already commenced, except in unique circumstances and upon the approval of the President and Chief Executive Officer or the loan committee and if title insurance is obtained.  Our residential construction loans have rates and terms comparable to one- to four-family residential real estate loans that we originate.  The maximum loan-to-value ratio of our residential construction loans is generally 80% of the lesser of the appraised value of the completed property, which may be up to 100% of the cost to build if the land is owned by borrower free and clear, or the total cost of the construction project.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.

Our commercial construction loans generally have terms consistent with the duration of the construction process, with a maximum of 18 months, during which the borrower pays interest only.  The borrower must have a commitment for permanent financing at the conclusion of the construction loan, preferably with Edgewater Bank.  Our commercial construction loans have rates and terms comparable to commercial real estate loans that we originate.  The maximum loan-to-value of our commercial construction loans is 80% of the lesser of the appraised value of the completed property or the confirmed purchase price for the land plus the value of the improvements.  Commercial construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate loans.

All construction loans require the borrower to engage a licensed contractor and for the contractor to provide a complete construction budget and timeline, plus a statement of planned sub-contractors and estimated payments to each.  The borrower must obtain title insurance.  Construction advances are approved through the title insurance company and require appropriate lien waivers from the contractor and sub-contractors.  For each draw request, an inspection of the construction is required prior to disbursement of loan proceeds.

We make raw land loans on a very limited basis.  These loans have terms of not more than five years with amortization periods of not more than 15 years. The maximum loan-to-value of these loans is 65% of the lesser of the appraised value or the purchase price of the property. We will also originate land loans secured by building lots.  Lot loans may be approved on a short-term interest-only basis if the borrower plans to pay-off the loan through construction financing or other means within 12 months and the borrower qualifies for such financing.  If the lot loan is not short-term in nature, it will be structured on fully amortizing basis, with the borrower obligated to pay principal and interest.

Construction and land lending generally involves greater credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction or loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions.  If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property.  Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property.  Construction and land loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs.  In addition, the ultimate sale or rental of the property may not occur as anticipated.  Land loans pose additional risk because the property generally does not produce income and may be relatively illiquid.

Loan Originations, Participations, Purchases and Sales.

We originate real estate and other loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers.  All loans that we originate are underwritten pursuant to our policies and procedures.

We sell a majority of the conventional one- to four-family residential mortgage loans that we originate into the secondary market.  In recent years, we have sold most of the fixed-rate, one- to four-family residential real estate loans that we originated for sale to Freddie Mac on a servicing-retained basis, although we are also approved to sell to the Federal Home Loan Bank of Indianapolis and intend to investigate the possibility of becoming approved to sell to Fannie Mae.  We originate a limited number of residential mortgage loans for sale on a servicing-released basis based on the circumstances of the borrower and with specific loan approval.  Otherwise we consider the secondary market conditions and our asset and liability management and liquidity demands and interest rate risk analysis on an ongoing basis in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint.  For the years ended December 31, 2013 and December 31, 2012, we sold $16.6 million and $32.2 million of mortgage loans, respectively.  All of the mortgage loans were sold on a servicing-retained basis. At December 31, 2013, we serviced $76.7 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender, but where we are familiar with the lead lender and its underwriting standards, lending staff and credit risk tolerance.  In these circumstances, we follow our customary loan underwriting and approval policies, and do not rely solely on the underwriting processes of the lead lender.  We do not currently have any purchased loan participations, but we intend to review a limited number of participation opportunities in the future.

The following table shows our loan origination, purchases, sales and repayment activities for the years indicated.

	Years Ended December 31,
	2013	2012
	(Dollars in Thousands)
Total loans, including loans held for sale, at beginning of period	$90,651	$108,193

Loans originated:
Real estate loans:
One- to four-family residential	22,495	36,423
Commercial real estate	4,761	15,191
Construction and land	—	839
Total real estate	27,256	52,453
Commercial and industrial	3,877	5,015
Consumer loans:
Home equity loans and lines of credit	1,824	3,072
Other consumer	476	368
Total consumer	2,300	3,440
Total loans	33,433	60,908

Loans Purchased	—	—

Loans sold:
Real estate loans:
One- to four-family residential	(16,586)	(32,224)
Commercial real estate	(2,092)	—
Construction and land	—	—
Total real estate	(18,678)	(32,224)
Commercial and industrial	—	—
Consumer loans:	—	—
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total consumer	—	—
Total loans	(18,678)	(32,224)

Principal repayments	(17,810)	(46,226)

Net loan activity	(3,055)	(17,542)
Total loans, including loans held for sale, at end of period	$87,596	$90,651

Delinquencies, Classified Assets and Non-Performing Assets

Delinquency Procedures.  When a borrower fails to make a required monthly payment on a residential real estate loan, the loan officer reports the delinquency to the loan committee, which then determines whether responsibility for the loan will remain with the loan officer or transferred to the appropriate collections or risk management personnel.  Our policies provide that a late notice be sent when a loan is 15 days past due, and a second late notice be sent when a loan is 30 days past due. In addition, we may call the borrower when the loan is 15 days past due, and we attempt to cooperate with the borrower to determine the reason for nonpayment and to work with the borrower to establish a repayment schedule that will cure the delinquency.  Once the loan is considered in default, generally at 90 days past due, a certified letter is generally sent to the borrower explaining that the entire balance of the loan is due and payable, the loan is placed on non-accrual status, and additional efforts are made to contact the borrower.  If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 150 to 180 days past due.  If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments.  In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs.

When we foreclose on real estate located in the state of Michigan and have acquired the sheriff’s deed on the property through the foreclosure process, the loan is classified as “in redemption” pursuant to Michigan law for a period of up to one year during which time the borrower is able to redeem the subject property.  As a result, during this period, the borrower is permitted to occupy the property, and we are not permitted to dispose of the property, although we classify the property as real estate owned.  The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses.  Estimated fair value is based on a new appraisal which is obtained as soon as practicable. Subsequent decreases in the value of the property are charged to operations.  After acquisition, and potentially during the redemption period, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We generally attempt to sell real estate owned as soon as possible after foreclosure.  Foreclosure laws vary depending on the state in which the property is located, so our foreclosure process may vary as a result.  For example, there is no redemption period in the state of Indiana, so we become the owner of foreclosed property upon acquisition of the sheriff’s deed.  The majority of our mortgage loans are secured by property located in the state of Michigan.

Delinquent commercial and industrial, commercial real estate, construction and consumer loans are handled in a similar fashion.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under applicable laws, including consumer protection laws.  In addition, we may determine that foreclosure and sale of such collateral would not be cost-effective for us.

Troubled Debt Restructurings.  We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules (up to 40 years), or to provide for interest-only terms.  These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.  We generally limit the terms of workout plans to 24 months and the amortization periods of workout plans to 30 years for residential real estate loans, 15 years for commercial real estate loans and 5 years for other secured loans.

At December 31, 2013, we had 22 loans totaling $3.1 million that were classified as troubled debt restructuring.  Of these, 5 loans totaling $618,000 were included in our non-accrual loans at such date because they were either not performing in accordance with their modified terms or had been performing in accordance with their modified terms for less than six months since the date of restructuring.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
At December 31, 2013
Real estate loans:
One- to four-family residential	16	$1,584	6	$537	9	$529	31	$2,650
Commercial real estate	—	—	—	—	1	17	1	17
Construction and land	1	32	—	—	2	27	3	59
Total real estate	17	1,616	6	537	12	573	35	2,726
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	3	54	1	52	3	156	7	262
Other consumer	1	2	1	9	—	—	2	11
Total consumer	4	56	2	61	3	156	9	273
Total loans	21	$1,672	8	$598	15	$729	44	$2,999

At December 31, 2012
Real estate loans:
One- to four-family residential	18	$1,319	7	$512	12	$1,403	37	$3,234
Commercial real estate	—	—	2	281	1	280	3	561
Construction and land	—	—	—	—	1	115	1	115
Total real estate	18	1,319	9	793	14	1,798	41	3,910
Commercial and industrial	3	43	—	—	—	—	3	43
Consumer loans:
Home equity loans and lines of credit	3	96	2	22	1	11	6	129
Other consumer	1	5	—	—	—	—	1	5
Total consumer	4	101	2	22	1	11	7	134
Total loans	25	$1,463	11	$815	15	$1,809	51	$4,087

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted.  Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.  At December 31, 2013, we had $1.0  million of loans designated as “special mention”.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate.  General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.  Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing.  Management reviews the status of each loan on our watch list on a quarterly basis with the directors’ loan committee and then with the full board of directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,”  “substandard,”  “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

The following table sets forth our amounts of classified assets as of the dates indicated.  Amounts shown at December 31, 2013 and December 31, 2012 include approximately $2.7 million and $3.7 million of nonperforming loans, respectively.  The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $22,479 and $493,000 at December 31, 2013 and December 31, 2012 respectively.

	At December 31,	At December 31,
	2013	2012
	(Dollars in Thousands)
Classifed assets:
Substandard loans (1)	$3,852	$4,512
Doubtful loans	—	479
Loss loans	—	—
Real estate owned and other
Real estate owned and other repossessed assets (2)	1,169	3,191
Total classified assets	$5,021	$8,182

(1)                                 Includes non-accruing loans that are more than 90 days past due.

(2)                                 Includes real estate totaling $44,100 and $473,000 at December 31, 2013 and December 31, 2012, respectively, that was subject to the redemption period under Michigan law.

The decrease in classified assets to $5.0 million at December 31, 2013 from $8.2 million at December 31, 2012 is the continuation of a trend of declining classified assets that began in 2009.  This decrease was primarily due to the enhanced review of our nonperforming assets, which resulted in significant charge-offs and losses on sales of real estate owned.  Management believes it has resolved the majority of our problem assets, particularly the speculative construction and land development loans originated prior to 2009, but continues to closely monitor and aggressively manage these classified loans.  We intend to resolve these remaining loan relationships by the end of 2014, depending on the timing of real estate sales and legal proceedings.  Our level of classified assets and expenses to resolve such loans will remain elevated during such period.  It is our experience that a significant number of classified non-owner occupied commercial real estate that were originated prior to 2009 historically have become non-performing loans.

Non-Performing Assets.  Non-performing assets decreased to $3.9 million, or 3.23% of total assets, at December 31, 2013 from $7.8 million, or 6.3% of total assets, at December 31, 2012.  Nonperforming loans were $2.7 million at December 31, 2013 decreasing $1.7 million from December 31, 2012.  The largest decline was in commercial real estate which decreased $973,000 from December 31, 2012.  Real estate owned was $1.2 million on December 31, 2013 and $3.2 million on December 31, 2012, declining $2.0 million.  This was a result of the sale of three commercial real estate properties totaling $2.4 million.  As of December 31, 2013, commercial real estate loans, which totaled $1.8 million, or 44.8% of our non-performing assets. At December 31, 2013, one-to-four family residential mortgage loans was $1.6 million a decrease of $505,000 from December 31, 2012 or 23.6%. One-to-four family residential mortgage loans were 41.8% of non performing assets at December 31,2013.

We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed.  Interest received on nonaccrual loans is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  Troubled debt restructurings are loans that have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans, with modifications to loan terms including a lower interest rate, a reduction in principal, or a longer term to maturity.  Troubled debt restructurings are restored to accrual status when the obligation is brought current, has performed in accordance with the revised contractual terms for six months and the ultimate collectability of the total contractual principal and interest is deemed probable.

The following table sets forth information regarding our non-performing assets and troubled debt restructurings at the dates indicated.  The information reflects net charge-offs but not specific allowances for loan losses.  Troubled debt restructurings are loans where the borrower is experiencing financial difficulty and for which either a portion of interest or principal has been forgiven or an extension of term granted, or the terms of which have been modified to reflect interest rates materially less than current market rates.

	At December 31,	At December 31,
	2013	2012
	(Dollars in Thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,285	$1,855
Commercial real estate	1,056	2,029
Construction and land	197	395
Total real estate	2,538	4,279
Commercial and industrial	—	43
Consumer loans:
Home equity loans and lines of credit	208	122
Other consumer	—	—
Total consumer	208	122
Total loans	2,746	4,444

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	149
Commercial real estate	—	—
Construction and land	—	—
Total real estate	—	149
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	—	12
Other consumer	—	—
Total consumer	—	12
Total loans	—	161

Total non-performing loans	2,746	4,605

Real estate owned and other repossessed assets:
Real estate loans:
One- to four-family residential	353	288
Commercial real estate	697	2,430
Construction and land	75	—
Total real estate	1,125	2,718
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total consumer	—	—
Total real estate owned before loans in redemption	1,125	2,718
Loans in redemption (1)	44	473
Total real estate owned and other repossessed assets	1,169	3,191

Total non-performing assets	$3,915	$7,796

Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$2,014	$2,459
Commercial real estate	443	1,742
Construction and land	—	384
Total real estate	2,457	4,585
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	24	104
Other consumer	—	—
Total consumer	24	104
Total loans	$2,481	$4,689

Total non-performing loans and troubled debt restructurings	$5,227	$9,294

Ratios:
Non-performing loans to total loans	3.15%	5.12%
Non-performing assets to total assets	3.23%	6.32%
Non-performing assets and troubled debt restructurings to total assets	4.32%	7.54%

(1)                                 Represents real estate that is subject to the redemption period under Michigan law.

Interest income that would have been recorded for the years ended December 31, 2013 and December 31, 2012, had non-accruing loans been current according to their original terms amounted to $89,000 and $138,000, respectively.  No interest related to these loans was included in interest income for the years ended December 31, 2013 and December 31, 2012.

Non-performing one- to four-family residential real estate loans totaled $1.3 million at December 31, 2013 and consisted of 16 loans, the largest of which totaled $204,000.  Non-performing commercial real estate loans totaled $1.1 million at December 31, 2013 and consisted of 3 loan relationships.  There were no nonperforming commercial and industrial loans, non-performing construction and land development loans totaled $197,000, and other non-performing loans totaled $208,000 at December 31, 2013.

Real estate owned totaled $1.2 million at December 31, 2013, including $353,000 of one- to four-family residential properties and $697,000 of commercial real estate properties.

At December 31, 2013, our three largest non-performing loan relationships were two commercial real estate relationship totaling $825,000 and $215,000, and a 1-4 family residential of $204,000.

Other Loans of Concern.  Other than $1.0 million of loans designated by management as “special mention,” of which $799,000 related to commercial real estate loans, there were no other loans at December 31, 2013 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses.  Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value could result in our charging off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation.

Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using either the original independent appraisal if it is less than 18 months old, adjusted for current economic conditions and other factors, or a new independent appraisal, and related general or specific allowances for loan losses are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal if it has not already been obtained. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

Specific Allowances for Identified Problem Loans.  We establish a specific allowance when loans are determined to be impaired.  Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses.  Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.  In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets.  This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio.  The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.  The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2013	2012
	(Dollars in thousands)

Balance at beginning of period	$1,504	$1,443

Charge-offs:
Real estate loans:
One- to four-family residential	(203)	(54)
Commercial real estate	(350)	(535)
Construction and land	(133)	(101)
Total real estate	(686)	(690)
Commercial and industrial	(351)	—
Consumer loans:
Home equity loans and lines of credit	(88)	(155)
Other consumer	—	—
Total consumer	(88)	(155)
Total loans	$(1,125)	$(845)

Recoveries:
Real estate loans:
One- to four-family residential	$14	$2
Commercial real estate	—	4
Construction and land	1	—
Total real estate	15	6
Commercial and industrial	25	—
Consumer loans:
Home equity loans and lines of credit	2	10
Other consumer	—	—
Total consumer	2	10
Total loans	$42	$16

Net charge-offs	(1,083)	(829)
Provision for loan losses	640	890

Balance at end of period	$1,061	$1,504

Ratios:
Net charge-offs to average loans outstanding (annualized)	1.25%	0.82%
Allowance for loan losses to non-performing loans at end of period	38.64%	32.66%
Allowance for loan losses to total loans at end of period	1.22%	1.67%

Allocation of Allowance for Loan Losses.  The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2013			2012
	Allowance for Loan Losses	Percent of Allowance for Loan Loss by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance for Loan Loss by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$188	17.72%	50.06%	$244	16.22%	49.46%
Commercial real estate(1)	588	55.42	30.22	1,089	72.41	31.97
Total real estate	776	73.14	80.28	1,333	88.63	81.43
Commercial and industrial	138	13.01	6.34	33	2.19	4.65
Consumer loans(2)	147	13.85	13.38	138	9.18	13.92
Total allocated allowance	1,061	100.00%	100.00%	1,504	100.00%	100.00%

Unallocated allowance	—			—

Total allowance for loan losses	$1,061			$1,504

(1)         Includes construction and land loans.

(2)         Includes home equity loans and lines of credit.

At December 31, 2013, our allowance for loan losses represented 1.22% of total loans and 38.64% of non-performing loans, and at December 31, 2012, our allowance for loan losses represented 1.67% of total loans and 32.66% of non-performing loans.  There were $1.1 million and $829,000 in net loan charge-offs during the years ended December 31, 2013 and December 31, 2012, respectively.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result.  Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for loan losses.  The OCC may require that we increase our allowance based on its judgments of information available to it at the time of its examination.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Securities Activities

General.  The goals of our investment policy are to provide and maintain liquidity to meet day-to-day, cyclical and long-term liquidity need, to help mitigate interest rate and market risk within the parameters of our interest rate risk policy, and to generate a dependable flow of earnings within the context of our interest rate and credit risk objectives.  In recent years, beginning with the recession which began in 2008 and the subsequent challenging economic environment, our strategy has been to reduce the maturities of our investment securities portfolio and to focus on quality and liquidity instead of yield.  Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

Our investment policy was adopted by the board of directors.  The investment policy is reviewed annually by the board of directors.  Authority to make investments under the approved investment policy is delegated to our President, who serves as Investment Officer.  We utilize the services of a third party investment advisor for specific recommendations and review of our investment portfolio and investment activities.  The investment portfolio is reviewed quarterly by the Bank’s asset liability management committee and the third party advisor, and an independent market pricing of the investment portfolio is obtained on at least a monthly basis.  The President reports to the board of directors on at least a quarterly basis with respect to liquidity, credit quality, market risk and recent investment activity.  Any exceptions to the investment policy are made only upon the recommendation of the President, and with the concurrence of our third party advisor and two members of the asset liability management committee.

Our current investment policy permits, with certain limitations, investments in United States Treasury securities with maturities up to 10 years; securities issued by the United States Government and its agencies or government sponsored enterprises with maturities up to 30 years (15 years for agency notes and bonds); pass-through mortgage-backed securities (MBS) issued by Fannie Mae, Ginnie Mae and Freddie Mac with an average life up to seven years; collateralized mortgage obligations (CMO) with an average life up to seven years; private issue MBSs and CMOs with average life up to five years; general, revenue, and escrowed obligations issued by states, counties and municipalities with maturities up to 15 years; corporate notes and bonds issued by U.S. corporations with maturities up to five years; bank notes with maturities up to five years; insured certificates of deposit with maturities up to four years; Fed funds sold to U.S. banks; and equity investments in the Federal Reserve Bank of Indianapolis and the Federal Home Loan Bank of Indianapolis or acquired in foreclosure, settlement or workout of debts previously contracted.

Prior to any investment and on an ongoing basis, MBSs, CMOs and certain other investment instruments are subject to an independent analysis as to the impact that changes in interest rates will have on cash flow and market value of each security.  In addition, prior to any purchase and on an ongoing basis, all securities are subject to a price sensitivity test to determine the impact of an immediate and sustained shift in the yield curve.  This test will be performed using either our internal interest rate simulation model or a model available from a reputable third party other than the broker or dealer selling the instrument.  If the change in price exceeds, generally, an increase of 17% resulting from changes in interest rates of +300 bp to -300 bp, or a decrease of 17% resulting from changes in interest rates of +100 bp to +300 bp, these securities may be purchased, but are limited to 10% of our portfolio.

Our current investment policy does not permit any investment with the intent to sell or capture changes in price over 30 days or less.  Specifically, our policy prohibits hedging activities and higher risk transactions such as futures, options or swap transactions; coupon stripping; gains trading; short sales; securities lending; buying or selling a security between the announcement of an offering and the issuance of the security, or “when issued” trading; transactions that are closed or sold on or before the settlement date, or “pair-offs”; selling securities at a price above market value while purchasing other securities at above market value, or “adjusted” trading; covered calls; extended settlements other than in the normal course of business; or repurchase or reverse repurchase agreements. In addition, we do not invest in stripped mortgage-backed securities; purchasing securities on margin; CMOs secured by mortgage assets not backed by the credit support of a U.S. government agency; floating rate derivatives; CMO residual or “Z tranche” bonds; long-term zero coupon bonds; complex securities and derivatives as defined in federal banking regulations; and other high-risk securities that do not pass the interest rate sensitivity tests set forth in our investment policy.

Our investment policy also requires that certain investment instruments be rated, and that our investment portfolio meet certain diversification requirements, with U.S. Treasury permitted up to 100% of our portfolio; GNMA obligations permitted up to 50% of our portfolio; and U.S. government and agency notes and bonds permitted up to 30% of our portfolio per issuer; U.S. government and agency MBSs permitted up to 30% of our portfolio per issuer; U.S. government agency CMOs permitted up to 35% of our portfolio per issuer (combined with MBSs issued by the same issuer); private issue MBSs and CMOs permitted up to 10% of our portfolio; SBA pools up to 10% of our portfolio; rated general obligation bank-qualified municipal obligations permitted up to 50% of our portfolio; and corporate and other investments generally limited to 10% of our portfolio.

U.S. Government and Federal Agencies.  At December 31, 2013, we had U.S. government and agency securities with a carrying value of $6.6 million, which constituted 41.7% of our securities portfolio.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities and Collateralized Mortgage Obligations.  At December 31, 2013, we had mortgage-backed securities with a carrying value of $4.2 million, which constituted 26.9% of our securities portfolio, and CMOs with a carrying value of $1.6 million, which constituted 10.0% of our securities portfolio.  Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees.  Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Edgewater Bank.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees.  All of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

Residential mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities.  In addition, residential mortgage-backed securities may be used to collateralize our borrowings.  Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities.  Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

State and Political Subdivisions.  At December 31, 2013, we had state and political subdivision securities with a carrying value of $3.3 million, which constituted 21.4% of our securities portfolio.  Most of our current state and political subdivision securities are in principal amounts of $500,000 or less, were issued by counties and municipalities located in the states of Michigan, Ohio, Wisconsin, Indiana and Pennsylvania, and have maturities not in excess of 5 years.  These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Indianapolis in connection with our borrowing activities totaling $1.4 million at December 31, 2013.  The Federal Home Loan Bank common stock is carried at cost and classified as restricted equity securities.  We may be required to purchase additional Federal Home Loan Bank stock if we increase borrowings in the future.  The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding stock of the Federal Home Loan Bank of Indianapolis.

The following table sets forth the composition of our investment securities portfolio, all of which were available for sale, at the dates indicated, excluding stock of the Federal Home Loan Bank of Indianapolis.

	December 31,
	2013		2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Available-for-sale securities:
U.S. Government and federal agency	$6,558	$6,441	$4,040	$4,092
State and political subdivisions	3,359	3,338	2,051	2,087
Mortgage-backed -GSE-residential	4,225	4,231	5,716	5,810
Collateralized mortgage obligations-GSE	1,587	1,584	2,512	2,566

Total available-for-sale securities	$15,729	$15,594	$14,319	$14,555

At December 31, 2013, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of our total equity.

Securities Portfolio Maturities and Yields.  The following table sets forth the composition, stated maturities and weighted average yields of our investment securities portfolio at December 31, 2013.  Securities available for sale are carried at fair value.  Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments.  In addition, under the structure of some of our CMOs, the short- and intermediate-term tranche interests have repayment priority over the longer term tranche interests of the same underlying mortgage pool.  Finally, some of our U.S. Treasury and other securities are callable at the option of the issuer.  Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years			More than Ten Years			Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield		Amortized Cost	Weighted Average Yield		Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available-for-sale:
U.S. Government and federal agency	$—	—%	$6,558	1.09%			%			%	$6,558	$6,441	1.09%
State and political subdivisions	—	—	3,359	1.45							3,359	3,338	1.45
Mortgage-backed -GSE-residential	—	—	3,425	1.57	521	1.49		279	5.54		4,225	4,231	1.82
Collateralized mortgage obligations-GSE	—	—	1,587	1.82							1,587	1,584	1.82
Total available-for-sale securities	$—	—%	$14,929	1.36%	$521	1.49%		$279	5.54%		$15,729	$15,594	1.44%

The following table shows the purchase, sale and amortization and repayment activity in our securities portfolio during the periods indicated:

	2013	2012
	(In thousands)

Total at beginning of period	$14,318	$14,388

Purchases of:
U.S. government and federal agency obligations	3,586	1,543
U.S. government-sponsored enterprise mortgage-backed securities		4,152
U.S. government-sponsored enterprise collateralized mortgage obligations securities		—
State and political subdivisions	1,311	1,546
Corporate	—	—

Deduct:
U.S. government and federal agency obligations	(1,069)	(2,551)
U.S. government-sponsored enterprise mortgage-backed securities	(1,491)	(1,479)
U.S. government-sponsored enterprise collateralized mortgage obligations securities	(924)	(983)
State and political subdivisions	(3)	(1,293)
Corporate	—	(1,005)

Net activity	1,410	(70)

Total at end of period	$15,728	$14,318

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities.  We also use borrowings, primarily Federal Home Loan Bank of Indianapolis advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds.  In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. To a lesser extent, we may utilize repurchase agreements or Federal Funds sold as funding sources.

Deposits. Our deposits are generated primarily from our primary market area.  We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, passbook and statement savings accounts, variable rate money market accounts, and certificates of deposit.  Unlike most thrift institutions, a significant majority of our deposits are core deposits, which we believe are less susceptible than certificates of deposit to large-scale withdrawals as a result of changes in interest rates.  We have not in the past used, and currently do not hold any, brokered or Internet deposits.  Depending on our future needs we may participate in the Certificate of Deposit Registry Service (CDARS) and the Qwickrate programs as alternative funding sources, but do not anticipate doing so.  At

December 31, 2013, our core deposits, which are deposits other than time deposits and certificates of deposit, were $70.3 million, representing 65.1% of total deposits.

Our deposits are primarily obtained from areas surrounding our branch offices, and therefore deposit generation is significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition in our market area, which includes numerous financial institutions of varying sizes offering a wide range of products and services.  Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals.  Branch managers of each branch are permitted to authorize certificate of deposit interest rate adjustments up to 0.15%.  The President and Chief Executive Officer, Chief Financial Officer, or Vice President of Retail Banking may approve any certificate of deposit interest rate adjustment in excess of 0.15%. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions, including competition and prevailing interest rates.  At December 31, 2013, $37.8 million, or 34.9% of our total deposit accounts, were certificates of deposit, of which $27.7 million had maturities of one year or less.

In order to attract and retain deposits we rely on pro-active marketing and promotional programs, broadening banking relationships with lending customers, offering attractive interest rates, and offering competitive products to meet the needs of the varied demographic groups in our market areas, such as remote deposit capture for business customers, high-yield checking for higher balances, and low-cost overdraft for lower balances. We intend to continue to refine our product offerings and promotional programs, focus on employee training and development with respect to deposit generation and retention, and leverage relationship-based commercial and industrial and consumer lending to increase our core deposits.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated. As a result of the sale of our Decatur office, deposits decreased approximately $13.3 million, including decreases of approximately $8.4 million of core deposits and $4.9 million of certificates of deposit, as of the sale date of January 24, 2014.

	For the Years Ended December 31,
	2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Demand deposit accounts:
Interest bearing	$17,515	16.3%	0.16%	$14,936	13.8%	0.15%
Non-interest bearing	10,967	10.2	—	9,458	8.7	—
Money market accounts	25,579	23.7	0.29	24,931	23.0	0.32
Savings accounts	13,492	12.5	0.13	13,467	12.5	0.16
Certificates of deposit	40,187	37.3	1.07	45,522	42.0	1.35

Total deposits	$107,740	100.00%	0.57%	$108,314	100.00%	0.68%

The following table sets forth our deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2013	2012
	(In thousands)

Beginning balance	$106,408	$113,958
Net deposits (withdrawals) before interest credited	1,079	(8,287)
Interest credited	584	737
Net increase (decrease) in deposits	1,663	(7,550)
Ending balance	$108,071	$106,408

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2013	2012
	(In thousands)
Interest Rate:
Less than 1.00%	$23,217	$23,405
1.00% to 1.99%	10,810	12,641
2.00% to 2.99%	1,789	2,791
3.00% to 3.99%	1,908	2,590
4.00% to 4.99%	32	609
5.00% and above	—	—

Total	$37,756	$42,036

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2013
	Period to Maturity
	Less Than or Equal to	More Than One to	More Than Two to Three	More Than Three		Percent of
	One Year	Two Years	Years	Years	Total	Total
	(Dollars in thousands)
Interest Rate Range:
Less than 1.00%	$19,128	$2,906	$971	$212	$23,217	61.5%
1.00% to 1.99%	6,211	493	1,457	2,649	10,810	28.6
2.00% to 2.99%	431	893	465	—	1,789	4.7
3.00% to 3.99%	1,908	—	—	—	1,908	5.1
4.00% to 4.99%	4	21	—	7	32	0.1
5.00% and above	—	—	—	—	—	—

Total	$27,682	$4,313	$2,893	$2,868	$37,756	100.00%

At December 31, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $10.6 million.  The following table sets forth the maturity of those certificates as of December 31, 2013.

At
December 31, 2013
(In thousands)

Three months or less	$1,880
Over three months through six months	4,525
Over six months through one year	2,703
Over one year to three years	1,093
Over three years	375

Total	$10,576

Borrowings.  We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans.  Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile.  At December 31, 2013, we had no outstanding advances from the FHLB-Indianapolis.  At December 31, 2013, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $15.9 million, and an additional $2 million on a line of credit with the Federal Home Loan Bank and $2 million on a line of credit with United Bankers Bank.  We expect to draw an additional $9.0 million to $10.0 million in advances in order to partially fund the sale of our Decatur office in the first quarter of 2014.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.  We did not have any borrowings other than Federal Home Loan Bank advances at the dates or during the periods indicated.

	At or For the Years Ended December 31,
	2013	2012
	(Dollars in thousands)

Balance at end of period	$—	$5,000
Average balance during period	$1,858	$6,405
Maximum outstanding at any month end	$5,000	$8,500
Weighted average interest rate at end of period	0.00%	0.48%
Average interest rate during period	0.48%	3.14%

Subsidiary Activities

Edgewater Bank is the wholly-owned subsidiary of Edgewater Bancorp, Inc.  Edgewater Bank has three subsidiaries.  Explorer Financial Services Corporation is a Michigan corporation established to own approximately 8.30% of MBT Title Services, LLC, a multi-bank owned title insurance company.  Edgewater Insurance Agency, Inc. is a Michigan corporation formed to receive the commissions for the Bank’s employee benefit plans.  This agency does not sell insurance products to the general public.

Waters Edge Real Estate Holdings, LLC is a Michigan limited liability company formed to own and operate certain real estate owned properties between the time of foreclosure and divestiture of these properties.  This entity currently does not hold any real estate owned properties.

Employees

As of December 31, 2013 we had 37 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

REGULATION AND SUPERVISION

General

As a federal savings association, Edgewater Bank is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC.  The federal system of regulation and supervision establishes a comprehensive framework of activities in which Edgewater Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of security holders.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Edgewater Bank also is regulated to a lesser extent by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters.  Edgewater Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau.  Edgewater Bank also is a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System.  The OCC examines Edgewater Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies.  Edgewater Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts, the form and content of Edgewater Bank’s loan documents and certain consumer protection matters.

As a savings and loan holding company, Edgewater Bancorp, Inc. is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board.  Edgewater Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to Edgewater Bank and Edgewater Bancorp, Inc.  This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Edgewater Bank and Edgewater Bancorp, Inc.  Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Edgewater Bancorp, Inc., Edgewater Bank and their operations.

Dodd-Frank Act

The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies.  However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions.  The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions.  The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Edgewater Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators.  The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits.  The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest-bearing transaction accounts had unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.  Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations or have not been issued in final form.  Their impact on our operations cannot yet fully be assessed.  However, there is a significant possibility that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for Edgewater Bank and Edgewater Bancorp, Inc.

Federal Banking Regulation

Business Activities.  A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations.  Under these laws and regulations, Edgewater Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts, effective July 21, 2011.  Edgewater Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for Edgewater Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements.  Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% core capital to assets leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the regulations, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings association that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the savings association.  In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2013, Edgewater Bank’s capital exceeded all applicable requirements.

Individual Minimum Capital Requirement. On January 23, 2013, the OCC notified Edgewater Bank that the OCC had established an IMCR that requires Edgewater Bank to maintain certain individual minimum capital ratio requirements.  At December 31, 2013, Edgewater Bank was in compliance with the requirement.

New Capital Rule.  On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period.  These changes include the phasing-out of certain instruments as qualifying capital.  In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.  Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period.  Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.  Edgewater Bank has the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in its capital calculation.  Edgewater is considering whether to opt out in order to reduce the impact of market volatility on its regulatory capital levels.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures.  These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 day past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for Edgewater Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fill implemented at 2.5% on January 1, 2019.

Edgewater Bank has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2013. We have determined that Edgewater Bank meets all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect on that date.

Loans-to-One Borrower.  Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2013, Edgewater Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test.  As a federal savings association, Edgewater Bank must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, Edgewater Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period.  “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Alternatively, Edgewater Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended.

A federal savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act.  The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law.  At December 31, 2013, Edgewater Bank maintained 75.13% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. Edgewater Bank has satisfied the QTL test in each of the last 12 months.

Capital Distributions.  Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account.  A federal savings association must file an application for approval of a capital distribution if:

•                                          the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•                                          the savings association would not be at least adequately capitalized following the distribution;

•                                          the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•                                          the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Edgewater Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•                                          the federal savings association would be undercapitalized following the distribution;

•                                          the proposed capital distribution raises safety and soundness concerns; or

•                                          the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.  A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.  In addition, beginning in 2016, Edgewater Bank’s ability to pay dividends will be limited if Edgewater Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Edgewater Bancorp, Inc. to pay dividends to its stockholders.  See “—New Capital Rule.”

Community Reinvestment Act and Fair Lending Laws.  All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers.  In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act.  A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating.  Edgewater Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation.  An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Edgewater Bank.  Edgewater Bancorp, Inc. is an affiliate of Edgewater Bank because of its control of Edgewater Bank.  In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements.  In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  Federal regulations require savings associations to maintain detailed records of all transactions with affiliates.

Edgewater Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions generally require that extensions of credit to insiders:

•                                          be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•                                          not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Edgewater Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Edgewater Bank’s loan committee or board of directors.  Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement.  The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association.  Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association.  If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate.  Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan.  Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations.  The OCC is required by law to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.

Current OCC prompt corrective action regulations state that to be adequately capitalized, Edgewater Bank must have a Tier 1 leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%.  To be well-capitalized, Edgewater Bank must have a Tier 1 leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. A savings association that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4.0% is considered to be undercapitalized.  A savings association that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.”  A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Generally, the OCC is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the savings association’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings association to adequately capitalized status.  This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters.  Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth.  The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2013, Edgewater Bank met the criteria for being considered “well capitalized.”

In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective.  The OCC’s prompt corrective action standards will change when these new capital ratios become effective.  Under the new standards, in order to be considered well-capitalized, Edgewater Bank would have to have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged).  Edgewater Bank has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2013.  We have determined that Edgewater Bank is well-

capitalized under these new standards, as if these new requirements had been in effect on that date.  See “—New Capital Rule.”

Insurance of Deposit Accounts.  The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Edgewater Bank.  Deposit accounts in Edgewater Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors.  Rates are based on each institution’s risk category and certain specified risk adjustments.  Stronger institutions pay lower rates while riskier institutions pay higher rates.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system.  The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011.  Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits.  The proposed rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended September 30, 2013, the annualized FICO assessment was equal to 0.62 basis points of total assets less tangible capital.

The FDIC has authority to increase insurance assessments.  Any significant increases would have an adverse effect on the operating expenses and results of operations of Edgewater Bank.  Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Prohibitions Against Tying Arrangements.  Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.  Edgewater Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Indianapolis, Edgewater Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2013, Edgewater Bank was in compliance with this requirement.  While Edgewater Bank’s ability to borrow from the Federal Home Loan Bank of Indianapolis provides an additional source of liquidity, Edgewater Bank has historically not used advances from the Federal Home Loan Bank to fund its operations.

Other Regulations

Interest and other charges collected or contracted for by Edgewater Bank are subject to state usury laws and federal laws concerning interest rates.  Edgewater Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•                                          Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                                          Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•                                          Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                                          Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•                                          Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•                                          Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•                                          Truth in Savings Act; and

•                                          rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses.  These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards.  Edgewater Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

The operations of Edgewater Bank also are subject to the:

•                                          Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•                                          Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•                                          Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•                                          The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•                                          The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General.  Edgewater Bancorp, Inc. is a savings and loan holding company within the meaning of HOLA.  As such, Edgewater Bancorp, Inc. is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies.  In addition, the Federal Reserve Board has enforcement authority over Edgewater Bancorp, Inc. and its non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of Edgewater Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations.

Federal law prohibits a savings and loan holding company, including Edgewater Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•                                          the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•                                          the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.  Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries.  Under regulations recently enacted by the Federal Reserve Board, Edgewater Bancorp, Inc. is subject to regulatory capital requirements that generally are the same as the new capital requirements for Edgewater Bank.  These new capital requirements include provisions that might limit the ability of Edgewater Bancorp, Inc. to pay dividends to its stockholders or repurchase its shares.  See “—Federal Banking Regulation—New Capital Rule.”  Edgewater Bancorp, Inc. has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2013,  taking into account the completion of the conversion and stock offering, and has determined that it met all of these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, if these new requirements had been in effect on that date.

Source of Strength.  The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of managerial and financial strength to their subsidiary savings associations by providing capital, liquidity and other support in times of financial stress.

Dividends.  The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized.  The policy statement also states that a savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.  These regulatory policies may affect the ability of Edgewater Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition.  Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company.  Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company.  A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock.  Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets.  Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.”  Edgewater Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes).  An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Edgewater Bancorp, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates).  Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement.  Such an election is irrevocable during the period a company is an emerging growth company.  Edgewater Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

TAXATION

Federal Taxation

General.  Edgewater Bancorp, Inc. and Edgewater Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Edgewater Bancorp, Inc. and Edgewater Bank.

Method of Accounting.  For federal income tax purposes, Edgewater Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its federal income tax returns.  The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2013, Edgewater Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years.  At December 31, 2013, Edgewater Bank had $8.6 million of federal net operating loss carryforwards and $1.3 million of Michigan state net operating loss carryforwards available for future use.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains.  Any undeducted loss remaining after the five year carryover period is not deductible.  At December 31, 2013, Edgewater Bank had no capital loss carryover.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Edgewater Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Edgewater Bank’s tax returns for tax year 2009 were subject to an ordinary audit by the Internal Revenue Service.  As a result, Edgewater Bank was not required to amend its tax returns and was not required to pay any additional taxes or penalties.  Edgewater Bank considers the matter fully resolved.

State Taxation

Companies headquartered in Michigan, such as Edgewater Bancorp, Inc., are subject to a Michigan capital tax which is an assessment of 0.235% of a company’s consolidated net capital, based on a rolling five-year average.  Other applicable state taxes include generally applicable sales, use and real property taxes.  As a Maryland business corporation, Edgewater Bancorp, Inc. is required to file annual franchise tax return with the State of Maryland. Edgewater Bank’s state income tax returns have not been audited in recent years.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.edgewaterbank.com.  Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.                                       Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like Edgewater Bancorp, Inc.

ITEM 1B.                                       Unresolved Staff Comments

Not applicable.

ITEM 2.                                                Properties

Properties

At December 31, 2013, the net book value of our properties was $3.6 million, and the net book value of our furniture, fixtures and equipment (including computer software) was $874,000.  We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.

The following table sets forth information regarding our office properties as of December 31, 2013.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office: (including land)

Saint Joseph—Main Office 321 Main Street St. Joseph, Michigan 49085	Owned	1998	14,614	$2,393

Full Service Branches: (including land)

Bridgman Office 4509 Lake Street Bridgman, Michigan 49106	Owned	1961	3,980	383

Buchanan Office(1) 720 East Front Street Buchanan, Michigan 49107	Leased	2013	1,800	272

Coloma Office 167 Paw Paw Street Coloma, Michigan 49038	Owned	1969	2,700	124

Decatur Office(2) 201 North Phelps Street Decatur, Michigan 49045	Owned	1977	2,380	225

Royalton Township Office 4097 Hollywood Road St. Joseph, Michigan 49085	Owned	2006	3,692	1,077

(1)         Prior to June 2013, we owned the entire building in which our Buchanan office is located.  In June 2013, we sold the building to a third party and entered into a lease agreement with the current owner for 1,800 square feet that we occupy.

(2)         We completed the sale of our Decatur office on January 24, 2014.

ITEM 3.                                                Legal Proceedings

Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2013, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                                                Mine Safety Disclosure.

None.

PART II

ITEM 5.                                                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)                                 Market, Holder and Dividend Information.  Our common stock is quoted on the OTC Bulletin Board under the symbol “EGDW.”  The approximate number of holders of record of Edgewater Bancorp, Inc.’s common stock as of March 14, 2014, was 179.  Certain shares of Edgewater Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  The common stock of Edgewater Bancorp, Inc. began trading on the OTC Bulletin Board on January 17, 2014.  Accordingly, there is no market information for the periods ended December 31, 2013 and 2012.

Edgewater Bancorp, Inc. has not declared dividends on its common stock. Dividend payments by Edgewater Bancorp, Inc. are dependent in part on dividends it receives from Edgewater Bank because Edgewater Bancorp, Inc. has no source of income other than dividends from Edgewater Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Edgewater Bancorp, Inc. and interest payments with respect to Edgewater Bancorp, Inc.’s loan to the Employee Stock Ownership Plan.

(b)                                           Sales of Unregistered Securities.  Not applicable.

(c)                                            Use of Proceeds. On September 12, 2013, Edgewater Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the conversion of Edgewater Bank and the related offering of common stock by Edgewater Bancorp, Inc. The Registration Statement (File No. 333-191125) was declared effective by the Securities and Exchange Commission on November 12, 2013. Edgewater Bancorp, Inc. registered 1,031,550 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate price of $10.3 million.  The stock offering commenced on November 21, 2013, and ended on January 9, 2014. The issuance of 667,898 shares was completed on January 16, 2014 and the shares began trading on January 17, 2014.

Edgewater Bancorp, Inc. contributed $4.6 million of the net proceeds of the offering to Edgewater Bank.  In addition, $534,000 of the net proceeds were used to fund the loan to the employee stock ownership plan and $1.7 million of the net proceeds are reserved for use to pay costs associated with withdrawal from a defined benefit plan in which Edgewater Bank participates.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans.  None.

(e)                                  Stock Repurchases.  None.

(f)                                   Stock Performance Graph.  Not required for smaller reporting companies.

ITEM 6.                                                Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Edgewater Bank provides financial services to individuals and businesses from our main office in St. Joseph, Michigan and our four additional full-service banking offices located in Royalton Township, Coloma, Bridgman and Buchanan, Michigan.  We completed the sale of our Decatur office on January 24, 2014.  Our primary market area includes Berrien County, Van Buren County, and, to a lesser extent, Cass County, Michigan, all of which are located in southwestern Michigan near the border of Indiana, and portions of northern Indiana that are contiguous with Berrien and Cass Counties.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate, commercial and industrial, and commercial real estate loans, and, to a lesser extent, home equity lines of credit and other consumer loans.  At December 31, 2013, $43.6 million, or 50.1% of our total loan portfolio, was comprised of one- to four-family residential real estate loans.  We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, state and municipal securities and collateralized mortgage obligations.

We offer a variety of deposit accounts, including checking accounts, NOW accounts, savings accounts, money market accounts and certificate of deposit accounts.  We utilize advances from the FHLB-Indianapolis for asset/liability management purposes and, to a much lesser extent, for additional funding for our operations.  At December 31, 2013, we had no advances outstanding with FHLB-Indianapolis.

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities.  Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense.  Non-interest income currently consists primarily of service charges on deposit accounts, loan servicing income, gain on sales of securities and loans, debit card income and miscellaneous other income.  Non-interest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, federal deposit insurance premiums, ATM charges, professional fees, advertising and other operating expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Legacy Loan Losses

Prior to 2009, our previous management team engaged in significant non-owner occupied commercial real estate and speculative construction and land development lending, and relied on inadequate underwriting processes and controls in extending credit.  In addition, weak economic conditions and ongoing strains in the financial and housing markets beginning in 2008 in many portions of the United States, including our market area, contributed to a challenging environment for financial institutions.  Due to these adverse conditions, our market area experienced substantial declines in home prices, historically low levels of existing home sale activity, high levels of foreclosures and high levels of unemployment.

As a result of the economic conditions and loan origination practices by our previous management team, Edgewater Bank experienced unusually high levels of classified loans and charge-offs, particularly in speculative construction and land development loans.  As a result, in October 2009, Edgewater Bank entered into a Cease and Desist Order (the “Order”) with the Office of Thrift Supervision.  The Order required Edgewater Bank to, among other things, implement and file a loan portfolio management plan (to provide for the timely identification of problem loans as well as procedures to ensure conformity with loan approval, collateral documentation, credit information and analysis and risk assessment requirements); a problem assets plan (to provide for the reduction of classified assets); and a business plan (to provide for increases in earnings and capital levels). The Order was terminated in February 2012.

Our efforts to comply with the Order, particularly the resolution of problem assets, resulted in declining levels of capital.  As a result of declining capital levels and our continuing high levels of classified assets, on January 23, 2013, the OCC notified Edgewater Bank that the OCC had established an individual minimum capital requirement (“IMCR”).  The IMCR requires Edgewater Bank to maintain a tier 1 leverage capital ratio of 8.00% and a total risk-based capital ratio of 12.00% beginning March 31, 2013.  On December 31, 2013, Edgewater Bank’s tier 1 leverage capital ratio was 7.75% and its total risk-based capital ratio was 13.54%.  Taking into account the completion of the offering at the minimum of the offering range and the contribution to Edgewater Bank of $4.3 million, and Edgewater Bank’s estimated payment of $1.7 million of expenses related to the withdrawal from a defined benefit plan, Edgewater Bank’s tier 1 leverage capital ratio and total risk-based capital ratio would have been 9.72% and 16.99%, respectively, at December 31, 2013, both significantly in excess of the requirements of the IMCR.

Business Strategy

We have branded and market Edgewater Bank as “The Real Local Bank” because we are the only remaining bank or savings association headquartered in St. Joseph, Michigan.  Our principal objective is to continually develop our model of personalized customer service, localized decision-making, employee involvement and efficiency to become the financial institution of choice for more customers in our communities and to fulfill our corporate mission: “To Profitably Provide Complete Financial Solutions and Total Customer Satisfaction”.

Subject to market conditions and our asset-liability analysis, we expect to take advantage of unique opportunities presented by the geographic characteristics of our market area and our evolving customer base to increase our residential mortgage lending and our generation of low-cost core deposits.  In order to diversify our portfolio and increase profitability, we also intend to develop a portfolio of commercial and industrial loans, including loans guaranteed by the SBA, and significantly increase our consumer loan portfolio.  We will continue to originate commercial real estate loans secured by properties in our market area where we have or can develop a banking relationship with the borrower.  We do not currently contemplate engaging in speculative construction and land development lending.

We intend to focus on relationship-based banking, rather than simply generating loan originations, and customer service, and will continue to hire additional personnel with residential, commercial and consumer lending experience, which we expect will allow us to develop a broader, more flexible array of residential, commercial and industrial and consumer loan products specifically suited to the customers and potential customers in our market area.  In addition, we intend to develop and offer additional financial products targeted at business and individual customers who desire full service, “high touch” banking and a full complement of efficient electronic banking services.

We believe a disciplined approach to managing the size and diversification of our balance sheet, a renewed focus on personalized service to broaden customer relationships, a continued commitment to improving and managing asset quality, eliminating unproductive spending and enhancing our data processing and reporting technologies will enable us to operate efficiently and profitably and deliver attractive returns to our shareholders.  Highlights of our current business strategy following the completion of this stock offering, subject to regulatory approval where applicable and market conditions, are set forth below.

Improve our asset quality by continuing to reduce loan delinquencies and classified loans and improving our risk profile through enhancements of our credit risk management systems and credit administration procedures.  We are committed to actively monitoring and managing all segments of our loan portfolio in an effort to proactively identify and mitigate credit risks within our loan portfolio, with a particular focus on commercial real estate and commercial and industrial loans.  We have implemented a policy of conducting both internal and external reviews of our loan portfolio designed to provide early detection of potential problem loans and timely resolution of non-performing and classified loans, and have tasked the credit administration department with conducting internal reviews and stress-testing.

Specifically, we have implemented procedures to perform internal reviews of selected loans based on risk features and dollar volume.  We have instituted a risk-rating matrix to appropriately identify potential risks and rate loans based on six key risk characteristics.  Additionally, we have implemented a policy that requires a third-party independent loan review of at least 40% of our commercial and industrial and commercial real estate portfolio, with a focus on new relationships, large dollar volume relationships, and identified problem loans.  The loan review policy also requires a third-party review of a sample of loans originated by each loan officer.  The third party reviewer provides an initial review of risk-rating conclusions and discusses its findings with management.  Final risk-rating conclusions are based on the third party reviewer’s independent research plus information provided by management.  In the past 12 months, a third party reviewed approximately $13.3 million, or roughly 41% of our commercial real estate and commercial and industrial loan portfolio.  The third party reviewer concurred with 81% of our internal risk ratings with respect to loans reviewed in its initial findings, based on dollar amount outstanding.  Based on discussions about specific loan relationships, we provided additional information on two loan relationships.  After review of this information, the third party reviewer concurred with 88% of our internal risk ratings.  Of the 11% of loan balances with respect to which the third party reviewer recommended a risk-rating change, one loan representing 5% of total loans reviewed and was recommended for downgrade. Accordingly, management concluded that our improved internal reviews and risk rating procedures are effective in evaluating our credit risk.

Since January of 2009, we have implemented more stringent underwriting policies and procedures, including increased emphasis on lower debt to income ratios, higher credit scores, and lower loan to value ratios.  With respect to commercial real estate and commercial and industrial lending, we have also enhanced the information required with respect to a borrower’s financial condition and business prospects, and perform an internal valuation of underlying property in addition to obtaining third party appraisals.

We have hired additional personnel with experience managing commercial loan administration, collection and workouts, including an experienced credit officer, and expect to hire additional credit administration and collections personnel.  We are committed to devoting significant resources to reducing delinquencies and to avoiding problem assets as we increase our commercial real estate and commercial and industrial lending.  We are in the process of reviewing our lending staff, and we are considering separating the lending and credit administration functions.  We also intend to continually enhance our loan underwriting, credit administration and collection procedures, and to implement improved credit risk management and asset-liability management techniques, such as portfolio stress testing, portfolio credit analysis, and credit decision monitoring matrices.  Finally, we believe that focusing on commercial lending relationships with active management teams or owners and on complete banking relationships (instead of loan only relationships) will also mitigate some of the risks associated with commercial and industrial and consumer lending.

Of the $5.0 million in classified assets as of December 31, 2013, $2.5 million were originated before January 2009.  Of the $3.9 million in non-performing assets as of December 31, 2013, $3.0 million were originated before January 2009.  Accordingly, we believe that our improved underwriting procedures have been effective in limiting classified and non-performing assets.

Prudently and opportunistically grow our assets and liabilities by increasing our presence in the communities we serve. We believe that in order to increase our income, we must focus on growing our loan portfolio.  Our total assets decreased $2.2 million, or 1.8%, to $121.1 million at December 31, 2013, from $123.3 million at December 31, 2012.  This followed a decrease of $12.9 million, or 9.4%, to $123.3 million at December 31, 2012 from $136.2 million at December 31, 2011.  These decreases were the result of our efforts to improve our capital ratios to comply with the Order and reduce our risk profile.  Our total loan portfolio, before allowance for loan losses, decreased $2.9 million, or 3.2%, to $87.1 million at December 31, 2013 from $90.0 million at December 31, 2012. This followed a decrease of $17.3 million, or 16.1%, to $90.0 million at December 31, 2012 from $107.3 million at December 31, 2011.  These decreases were the result of our aggressive management and resolution of non-performing loans and loans that do not meet our recently enhanced underwriting standards.  We intend to utilize a portion of the proceeds of the offering to grow our balance sheet through increased originations of one-to four family residential real estate, commercial and industrial and consumer loans.  To better serve and expand our customer base we intend to develop and continually review a pricing model that will attract prospective customers, particularly homeowners, high net worth individuals, and small- to medium-sized traditional commercial and industrial customers and professional organizations such as medical and dental practices, law firms and accounting firms.

Increase our focus on commercial and industrial and consumer lending in our market area, while continuing to originate commercial real estate and residential construction loans on a selective basis.  Although residential mortgage lending historically has been and will continue to be the cornerstone of our lending operations, we believe that the impact of potential changes in market interest rates on residential mortgage loans may have on loan origination volume require a prudent approach to expanding our organic origination of commercial and industrial and consumer loans is essential not only to our profitability but also to the maintenance of a diverse and balanced loan portfolio.  We will avoid significant concentrations within the loan portfolio, especially in non-owner occupied commercial real estate and speculative construction and land development loans.  We have recently hired a commercial lender with 30 years of experience in consumer and SBA lending as well as credit administration experience and business development and marketing skills.  To expand commercial and industrial lending, we intend to:

•                  target small- to mid-sized commercial clients, including medical, legal, accounting and other professional practices as well as traditional commercial businesses, located in our market area;

•                  develop loan products that will satisfy the needs of professional borrowers, especially the well-established medical community, in the central portion of our market area; and

•                  expand SBA and Rural Development offerings in all areas of our market area.

To expand consumer lending, we intend to:

•                  develop a watercraft financing program in order to take advantage of the consumer lending opportunity presented by our unique geographic location;

•                  develop a vehicle financing program with select automobile dealerships located in our market area to capture a portion of the automobile lending market served by those dealerships; and

•                  retain additional consumer lending personnel and train our branch staff to identify and market consumer lending opportunities.

Finally, we intend to continue to originate owner-occupied commercial real estate and residential construction loans on a selective basis where the property is located in our market area, where we have a strong existing relationship with the borrower and, with respect to residential construction loans, where we believe that the loan will convert into a one- to four-family residential mortgage loan that we can either sell or maintain in our portfolio following the construction process.  Commercial and industrial, consumer and commercial real estate loans generally have shorter terms and repricing characteristics than fixed-rate, longer-term, one- to four-family residential real estate loans.  We expect that a disciplined approach to increasing our commercial and industrial and consumer lending will diversify and increase the yield on our loan portfolio.  In addition, because all of our commercial and industrial, consumer, commercial real estate and residential construction lending will focus on lending in our market area, providing excellent customer service, and relationship banking, we expect that an increase in lending will result in a corresponding increase in our customer base for deposit and other services.

Expand originations of residential real estate mortgage loans.  We recognize that residential real estate mortgage lending is essential to maintaining customer relations and our status as a community-oriented bank, and also creates invaluable ties to the communities that we serve.  We believe that our unique geographical market area on the shore of Lake Michigan, the increasing number of individuals from nearby urban areas such as Chicago, Indianapolis, and Detroit and the growing medical professional community present a significant opportunity for us to expand our residential mortgage lending activities  in and around St. Joseph.  In addition to expanding our conventional mortgage activities, we intend to introduce  a jumbo mortgage program, including developing a relationship with a secondary market purchaser and designing a portfolio program for selected loans, to serve the needs of wealthier customers in our market area.  We also intend to develop a broader, more flexible array of residential mortgage products, such as Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and Rural Development loans to better serve the varying needs of customers, particularly in the outlying portion of our market area.  In addition, we expect to add at least two experienced mortgage originators, which will greatly increase our origination capacity and streamline our mortgage application and processing capabilities.  We will position some of our origination staff to branch locations in order to expand our marketing reach to outlying portions of our market area.  Finally, to ensure continuity of customer service and to maintain customer relationships, we will continue to service mortgage loans that we keep in our portfolio, and retain the servicing of the large majority of mortgage loans that we sell in the secondary market.

Continue to sell fixed-rate loans and retain variable rate and certain fixed-rate loans.  During the year ended December 31, 2013, we originated $22.5 million of one to four-family residential real estate loans and sold $16.6 million for gains on sale of $249,000, and during the year ended December 31, 2012, we originated $36.4 million of one to four-family residential real estate loans for sale and sold $32.2 million for gains on sale of $790,000.  We plan to maintain an appropriately sized portfolio of adjustable-rate one- to four-family residential real estate loans to meet the needs of borrowers in our market area, increase the yield of our loan portfolio as market interest rates rise, assist in the management of our interest rate risk and manage both the maturity of the loan portfolio and the time it takes for loans to reprice in accordance with their terms.  While we currently sell primarily to Freddie Mac, we are also an approved seller under the Federal Home Loan Bank program, and we intend to investigate the possibility of becoming an authorized seller to Fannie Mae.  In addition, we intend to develop a jumbo mortgage program, including a secondary market purchaser and a portfolio program for retaining selected loans that fit our risk profile and underwriting standards, to serve the needs of high net worth customers in the our market area.  We intend to sell the majority of the long-term fixed-rate residential mortgage loans on a servicing-retained basis in order to increase servicing fee income, recognize gains on sale and manage the overall maturity of our loan portfolio.

Continue to generate low-cost deposits within our market area.  We offer checking, NOW, savings and money market deposit accounts (which we refer to as “core” deposits), which generally are lower cost sources of funds than certificates of deposit.  At December 31, 2013, approximately 65.1% of our deposits were core deposits.  We intend to pursue increased origination of these low cost deposits within our market area, with particular focus on transaction accounts, by implementing pro-active marketing and promotional programs, broadening banking relationships with lending customers, offering attractive interest rates, and offering competitive products to meet the needs of the varied demographic groups in our market areas, such as remote deposit capture for business customers, high-yield checking for higher balances, and low-cost overdraft for lower balances.  We expect to focus on employee training and development with respect to deposit generation, deposit retention and knowledge of our products and services so that our branches become sources of deposit generation.  We also believe that the implementation of our strategy to increase relationship-based commercial and industrial and consumer lending and to establish additional product delivery channels and technological services such as electronic and mobile banking applications will serve to increase our core deposits.  Finally, we expect to develop deposit products that target municipalities and public funds.  An increase in transaction deposits and relationship banking will decrease our dependence on certificates of deposit, reduce our interest rate sensitivity, generate fee income to fund our operations, and allow us to continue to utilize FHLB-Indianapolis advances primarily for asset/liability management purposes rather than to fund our operations.

Enhance our menu of product offerings and continue to improve customer service to meet the demands of current customers and attract new customers in our market area.  We expect to focus on existing  customers and target potential customers to whom personalized, “high touch” service and customized products are more important than traditional factors such as the size or number of locations of the bank, including high net worth or high income individuals and professionals such as doctors, accountants, attorneys and small business owners.  In order to attract and retain these customers, we intend to increase our consumer lending activities in the areas of automobile, watercraft, and recreational vehicle loans as well as  home equity term loans and lines of credit; develop a broader, more flexible array of residential mortgage products, such as FHA, VA, rural development and jumbo mortgage loans; continue to expand our offering of investment products, enter into an arrangement with a third party to offer  trust services; enhance the efficiency of technology-based services that we offer, including debit cards, internet banking, electronic bill pay, mobile banking, ACH services and wire services, and add additional services such as remote deposit capture; and offer extended customer service hours.  We also intend to market packages of products and services that are tailored to meet the needs of specific customer groups, such as our “Professional Edge” package, which is designed for professional customers and includes preferred rates and fees, free consultation on investment services, and personalized assistance with transitioning from a customer’s current bank to Edgewater Bank.  Finally, we are in the process of developing our “Employ Excellence” program, which will provide a comprehensive training program for employees to enhance performance, improve customer service and compensate employees for exceptional performance in customer service areas.

We intend to continue to pursue our business strategy, subject to changes necessitated by future market conditions, regulatory restrictions and other factors.  We have adopted a strategic plan to achieve profitability by leveraging the capital raised in our stock offering to increase our earnings base, especially the size of our loan portfolio.  Our strategic plan assumes that, beginning in 2014, we will not incur the same level of charge-offs, provisions for loan losses, write downs on real estate owned and losses on sales of real estate owned or expenses related to problem assets as we have in recent periods.  However, the conversion will have a short-term adverse impact on our operating results, due to additional costs related to becoming a public company, increased compensation expenses associated with our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans after the completion of the conversion.  In addition, growth of earning assets is essential to our future profitability, and we expect to incur expenses related to the implementation of our growth plan, including hiring initiatives and the development and marketing of new products and services.  Accordingly, even if we successfully implement our strategic plan, we do not anticipate a return to profitability until 2015.  We may not be able to successfully implement our strategic plan, and therefore may not return to profitability in the timeframe that we expect or at all.

Anticipated Increase in Interest Expense

We funded the assumption of deposits by the purchaser of our Decatur office with cash on hand and approximately $10.0 million of advances from the FHLB-Indianapolis.  We expect that our interest expenses will increase by approximately $250,000 per year, but will be offset by a decrease of approximately $68,000 per year in interest expense on deposits assumed by the purchaser.

Anticipated Decrease in Deposit Base

In connection with the sale of the Decatur office, our deposits decreased by approximately $13.3 million, including $8.4 million of core deposits and $4.9 million of certificates of deposit.  We retained all loans associated with the Decatur office.

Anticipated Increase in Noninterest Expense

Our noninterest expense is expected to increase because of the increased costs associated with operating as a public company, and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans, if approved by our stockholders.  In addition, we intend to withdraw from our defined benefit plan, and expect to incur a non-recurring cost of approximately $1.7 million associated with our withdrawal during 2014, based on estimates provided by the administrator of the defined benefit plan.  Finally, we expect that we will add additional accounting and lending staff, which will increase our compensation costs.

These costs are expected to be offset by reductions in expenses of approximately $260,000 per year related to our Decatur office, which we sold on January 24, 2014; expenses of approximately $50,000 per year related to the lease of our Buchanan office, which we sold and now lease from the buyer; and expenses related to our participation in the defined benefit plan, which were $91,000 and $135,000, respectively, for the years ended December 31, 2013 and December 31, 2012.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  We intend to take advantage of the benefits of this extended transition period.  Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses.  The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date.  The allowance is established through the provision for losses on loans which is charged against income.  In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses.  Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allowances.  The specific allowance is for unconfirmed losses related to loans that are determined to be impaired.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively.  The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history.  Not incorporating a qualitative component could misstate the allowance for loan losses.  Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Bank estimates fair value. These estimates are subjective in nature an imprecision in estimating these factors can impact the amount of revenue or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 13 of the Financial Statements — “Disclosures About Fair Value of Assets and Liabilities.”

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Total Assets.  Total assets decreased by $2.2 million, or 1.8%, to $121.1 million at December 31, 2013 from $123.3 million at December 31, 2012.  The decrease was primarily the result of decreases in loans of $2.9 million and real estate owned of $2.0 million, offset by increases in cash of $1.3 million and available-for-sale securities of $1.0 million.

Net Loans.  Net loans decreased by $2.4 million, or 2.7%, to $86.1 million at December 31, 2013 from $88.5 million at December 31, 2012.  During the year ended December 31, 2013 we originated $22.5 million of one- to four-family residential real estate loans, and sold $16.6 million in the secondary market.  During the year ended December 31, 2013, one- to four-family residential real estate loans decreased $885,000, or 2.0%, to $43.6 million at December 31, 2013 from $44.5 million at December 31, 2012, commercial real estate loans decreased $3.1 million, or 11.0%, to $24.7 million from $27.8 million; construction and land loans increased $617,000, or 61.6%, to $1.6 million from $1.0 million; and consumer loans, including home equity loans and lines of credit, decreased $864,000, or 6.9%, to $11.7 million from $12.5 million.  Decreases in loan balances reflect repayments in excess of originations, loan sales, strong competition for commercial and industrial, commercial real estate and one- to four-family residential mortgage loans in our market area in the current low interest rate environment, as well as our decision to eliminate certain loans originated prior to 2009 and reduce the size of our balance sheet in order to improve capital ratios to comply with the IMCR and reduce credit-related expenses.

Investment Securities.  Investment securities available for sale increased $1.0 million, or 7.1%, to $15.6 million at December 31, 2013 from $14.6 million at December 31, 2012.  Mortgage-backed securities including collateralized mortgage obligations, decreased $2.6 million, or 30.6%, to $5.8 million at December 31, 2013 from $8.4 million at December 31, 2012, and municipal securities increased $1.3 million, or 59.9%, to $3.3 million at December 31, 2013 from $2.1 million at December 31, 2012.  U.S. government and federal agency securities increased $2.4 million, or 57.4%, to $6.6 million at December 31, 2013 from $4.1 million at December 31, 2012.  We purchased $1.3 million of municipal securities and $3.6 million of U.S. government and federal agency securities during the year ended December 31, 2013.  The yield on our investment securities decreased 13 basis points to 1.44% at December 31, 2013 from 1.57% at December 31, 2012 as a result of the maturity and sales of securities during the period.  Net unrealized gains on securities recognized in accumulated other comprehensive income decreased $372,000 to an unrealized loss of $135,000 at December 31, 2013 compared to a unrealized gain of $237,000 at December 31, 2012, reflecting an increase in interest rates during the period.  At December 31, 2013, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, municipal securities, and U.S. government and agency securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Real Estate Owned and Other Repossessed Assets.  Real estate owned held for sale decreased $2.0 million, or 63.4% to $1.2 million at December 31, 2013 from $3.2 million at December 31, 2012, as we sold $2.5 million of foreclosed properties and foreclosed on $727,000 of non-performing loans, recorded 227,000 valuation adjustments and $7,000 in losses on sales.  At December 31, 2013 our real estate owned included three one- to four-family residential real estate properties and four commercial real estate properties, the largest of which was a commercial property with a carrying value of $243,000.

Deposits.  Deposits increased by $1.7 million, or 1.6%, to $108.1 million at December 31, 2013 from $106.4 million at December 31, 2012.  Our core deposits increased $5.9 million, or 9.2%, to $70.3 million at December 31, 2013 from $64.4 million at December 31, 2012.  Certificates of deposit decreased $4.3 million, or 10.2%, to $37.8 million at December 31, 2013 from $42.0 million at December 31, 2012.  The decreases resulted primarily from management’s efforts to reduce our balance sheet in order to improve capital ratios and reduce interest expenses.  The subsequent sale of our Decatur office, on January 24, 2014, resulted in a decrease of approximately $13.3 million in deposits, including $8.4 million in core deposits and $4.9 million in certificates of deposit.

Federal Home Loan Bank Advances.  Federal Home Loan Bank advances decreased $5.0 million, or 100%, to $0 at December 31, 2013 from $5.0 million at December 31, 2012, as we repaid amounts outstanding.  We incurred $10.0 million in additional Federal Home Loan Bank advances in January, 2014 in order to fund the sale of our Decatur office.

Stock Conversion Proceeds Held in Escrow and Other Liabilities.  Stock conversion proceeds held in escrow were $3.1 million on December 31, 2013.  The Bank was accepting stock subscriptions over year end with the stock conversion occurring on January 16, 2014.  Other liabilities which includes interest and accounts payable, customer escrow balances and accruals for items such as employee pension and insurance premiums were $690,000 on December 31, 2013 and $656,000 on December 31, 2012, an increase of $35,000, or 5.3%.

Total Equity.  Total equity decreased $2.0 million, or 17.6%, to $9.3 million at December 31, 2013 from $11.3 million at December 31, 2012.  The decrease resulted from net loss of $1.6 million during the year ended December 31, 2013, as well as an increase in accumulated other comprehensive loss due to an unrecognized loss on available-for-sale investment securities resulting from an increase in interest rates.

Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012

General.  Net loss for the year ended December 31, 2013 was $1.6 million, compared to net loss of $769,000 for the year ended December 31, 2012.  The increase in net loss was primarily due to decreases in net interest income and increases in losses on real estate owned, professional fees and other expenses related to real estate owned, offset by an increase in income related to mortgage banking activities.

Interest and Dividend Income. Total interest and dividend income decreased $984,000, or 18.5%, to $4.3 million for the year ended December 31, 2013 from $5.3 million for the year ended December 31, 2012. The decrease was primarily the result of a $973,000 decrease in interest and fee income on loans receivable and a $25,000 decrease in interest on investment securities. The average balance of loans during the year ended December 31, 2013 decreased $15.1 million to $85.9 million for the year ended December 31, 2013 from $101.0 million for the year ended December 31, 2012, while the average yield on loans decreased by 26 basis points to 4.68% for the year ended December 31, 2013 from 4.95% for the year ended December 31, 2012.  The decrease in yield on loans was due to the declining interest rate environment, our conversion of certain higher-yield, higher-risk loans to lower-yielding, lower risk loans, and an increase in payoffs of higher interest rate loans as customers refinanced loans at lower rates.  The average balance of investment securities increased $1.8 million to $16.3 million for the year ended December 31, 2013 from $14.5 million for the year ended December 31, 2012, and the yield on investment securities decreased by 37 basis points to 1.36% for the year ended December 31, 2013 from 1.72% for the year ended December 31, 2012.  The decrease in average yield on securities was due to the declining interest rate environment, as well as our decision to manage liquidity by investing in shorter-term securities, which generally bear interest at a lower rate than longer-term securities.

Interest Expense. Total interest expense decreased $380,000, or 40.5%, to $558,000 for the year ended December 31, 2013 from $937,000 for the year ended December 31, 2012. Interest expense on deposit accounts decreased $188,000, or 25.5%, to $549,000 for the year ended December 31, 2013 from $736,000 for the year ended December 31, 2012.  The decrease was primarily due to a decrease of 18 basis points in average cost of interest-bearing deposits to 0.57% for the year ended December 31, 2013 from 0.74% during the year ended December 31, 2012, reflecting the declining interest rate environment, and a decrease of $2.1 million, or 2.1%, in the average balance of interest-bearing deposits to $96.8 million for the year ended December 31, 2013 from $98.9 million for the year ended December 31, 2012.

Interest expense on Federal Home Loan Bank of Indianapolis advances decreased $192,000, or 95.6%, to $9,000 for the year ended December 31, 2013 from $201,000 for the year ended December 31, 2012.  The average balance of advances decreased by $4.5 million to $1.9 million for the year ended December 31, 2013 from $6.4 million for the year ended December 31, 2012, as we paid down our outstanding balance using cash from maturing securities that was not otherwise invested, and the average cost decreased 266 basis points to 0.48% for the year ended December 31, 2013 from 3.14% for the year ended December 31, 2012.

Net Interest Income. Net interest income decreased $604,000, or 13.8%, to $3.8 million for the year ended December 31, 2013 from $4.4 million for the year ended December 31, 2012.  The decrease resulted primarily from a decrease of $984,000 in interest income offset by a decrease of $380,000 in interest expense.  Our average net interest-earning assets decreased to $14.7 million for the year ended December 31, 2013 from $16.2 million for the year ended December 31, 2012, and our net interest rate spread decreased to 3.26% for the year ended December 31, 2013 from 3.49% for the year ended December 31, 2012.  Our net interest margin also decreased to 3.33% for the year ended December 31, 2013 from 3.61% for the year ended December 31, 2012.  The decrease in our interest rate spread and net interest margin reflected primarily the more rapid repricing of our interest-bearing liabilities in a decreasing interest rate environment compared to our interest-earning assets.  An increase in interest rates and a decline in refinancing activity in future periods may materially decrease our income from mortgage banking activities.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $640,000 for the year ended December 31, 2013, compared to a provision of $890,000 for the year ended December 31, 2012.  The decrease in the provision for loan losses for the year ended December 31, 2013 was largely the result of management’s estimates regarding losses that were both probable and reasonable to estimate.  The allowance for loan losses was $1.1 million or 1.22% of total loans at December 31, 2013, compared to $1.5 million or 1.67% of total loans at December 31, 2012.  Total nonperforming loans were $2.7 million at December 31, 2013 compared to $4.6 million at December 31, 2012.  As a percentage of nonperforming loans, the allowance for loan losses was 38.6% at December 31, 2013 compared to 32.7% at December 31, 2012.  At December 31, 2013, $1.5 million of the $2.7 million of nonperforming loans were contractually current, compared to $2.4 million of the $4.6 million of nonperforming loans at December 31, 2012.

Non-Interest Income.  Non-interest income decreased $403,000, or 27.7%, to $1.1 million for the year ended December 31, 2013 from $1.5 million for the year ended December 31, 2012. The decrease was primarily related to a decrease of $387,000 in income related to mortgage banking activities, primarily resulting from a decrease in one- to four- family mortgage loan origination and sold, and a decrease in service charge on deposits of $27,000.  This was partially offset by an increase in other income of $26,000.

Non-Interest Expense.  Non-interest expenses increased $88,000, or 1.53%, to $5.8 million for the year ended December 31, 2013 from $5.7 million for the year ended December 31, 2012.  The increase primarily reflected an increase of $224,000 in professional fees, an increase of $69,000 in expenses related to real estate owned, and an increase of $73,000 in data processing, offset by a decrease of $268,000 in loss on sale of real estate owned, a decrease of $38,000 in other expenses, and a decrease in advertising expenses of $13,000.  We expect reductions in non-interest expenses of approximately $260,000 per year related to our Decatur office, which was sold on January 24, 2014; reductions in expenses of approximately $50,000 per year related to the lease of our Buchanan office, which we sold and now lease from the buyer; and potential elimination of expenses related to our participation in the defined benefit plan, which were $91,000 and $135,000, respectively, for the years ended December 31, 2013 and December 31, 2012.

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

	For the Year Ended December 31,
	2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$85,947	$4,024	4.68%	$101,039	$4,997	4.95%
Investment securities	16,263	221	1.36	14,493	250	1.72
Other interest-earning assets (1)	11,073	90	0.81	5,928	72	1.21
Total interest-earning assets	113,283	4,335	3.83	121,460	5,319	4.38
Noninterest-earning assets	9,166			7,787
Allowance for loan losses	(1,267)			(1,567)
Total assets	$121,182			$127,680

Interest-bearing liabilities:
Demand deposit accounts	$17,515	28		$14,936	22	0.15
Money market accounts	25,579	74	0.29	24,931	80	0.32
Savings accounts	13,492	18	0.31	13,467	21	0.16
Certificates of deposit	40,187	429	1.07	45,522	613	1.35
Total deposits	96,773	549	0.57	98,856	736	0.74
FHLB-Indianapolis advances	1,857	9	0.48	6,405	201	3.14
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	98,630	558	0.57	105,261	937	0.89
Noninterest-bearing demand deposits	10,966			9,458
Other noninterest-bearing liabilities	970			1,082
Total liabilities	110,566			115,801
Equity	10,616			11,879
Total liabilities and equity	$121,182			$127,680

Net interest income		$3,777			$4,382
Net interest rate spread (2)			3.26%			3.49%
Net interest-earning assets (3)	$14,653			$16,199
Net interest margin (4)			3.33%			3.61%
Average interest-earning assets to interest-bearing liabilities			114.86%			115.39%

(1)                                 Consists of stock in the FHLB-Indianapolis and interest bearing deposits in other banks.

(2)                                 Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)                                 Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)                                 Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The total column represents the sum of the prior columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to the changes due to volume and the changes due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

	For the Years Ended December 31, 2013 vs. 2012			For the Years December 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(718)	$(255)	$(973)	$(725)	$(257)	$(982)
Investment securities	28	(57)	(29)	(19)	(57)	(76)
Other interest-earning assets	49	(30)	19	5	16	21
Total interest-earning assets	(641)	(342)	(983)	(739)	(298)	(1,037)

Interest-bearing liabilities:
Demand deposit accounts	4	2	6	2	11	13
Money market accounts	2	(8)	(6)	(1)	(28)	(29)
Savings accounts	—	(3)	(3)	—	2	2
Certificates of deposit	(67)	(118)	(185)	(196)	(300)	(496)
Total deposits	(61)	(127)	(188)	(195)	(315)	(510)
FHLB of Indianapolis advances	(88)	(104)	(192)	(168)	(128)	(296)
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	(149)	(231)	(380)	(363)	(443)	(806)

Change in net interest income	$(492)	$(111)	$(603)	$(376)	$145	$(231)

Management of Market Risk

General.  Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates.  Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates.  Our Asset-Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings.  Among the techniques we use to manage interest rate risk are:

•                                          originating commercial and industrial, consumer and commercial real estate loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest bearing checking accounts;

•                                          selling substantially all of our fixed-rate one- to four-family residential real estate loans that we originate and retaining certain fixed-rate loans and the majority of the adjustable-rate one- to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs;

•                                          lengthening the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the Federal Home Loan Bank of Indianapolis;

•                                          reducing our dependence on the acquisition of certificates of deposits to support lending and investment activity;

•                                          investing in shorter- to medium-term investment securities; and

•                                          increasing non-interest income as a percentage of total income to decrease our reliance on net interest margin and interest rate spread.

Our Board of Directors is responsible for the review and oversight of our Asset/Liability Committee, which is comprised of our executive management team and other essential operational staff.  This committee is charged with developing and implementing an asset/liability management plan, and meets at least quarterly to review pricing and liquidity needs and assess our interest rate risk.  We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.  In addition, we regularly perform a “gap analysis” of the discrepancy between the repricing of our assets and liabilities.  We also engage a third party asset/liability advisor, who meets with our Asset/Liability Committee on a quarterly basis and with our Board of Directors at least annually.

Net Interest Income Analysis.  We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party.  Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.  We estimate what our net interest income would be for a one-year period based on current interest rates.  We then calculate what the net interest income would be for the same period under different interest rate assumptions.  We also estimate the impact over a five year time horizon.  The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2013 resulting from potential changes in interest rates.  The model is run at least quarterly showing shocks from +400bp to -100bp, because a decline of greater than -100bp is currently improbable.  These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain.  As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(In thousands)

+400	$3,805	3.7%
+300	3,775	2.9%
+200	3,742	2.0%
+100	3,707	1.0%
Level	3,668	—
-100	3,509	-4.3%

(1)         The calculated changes assume an immediate shock of the static yield curve.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement.  Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  The tables also do not measure the changes in credit and liquidity risk that may occur as a result of changes in general interest rates.  Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our economic value of equity and will differ from actual results.

In order to monitor and manage interest rate risk, we also use the net present value of equity at risk (“NPV”) methodology.  This methodology calculates the difference between the present value of expected cash flows from assets and liabilities.  The comparative scenarios assume an immediate parallel shifts in the yield curve in increments of 100 basis point (bp) rate movements.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is run at least quarterly showing shocks from +300bp to -100bp, because a decline of greater than -100bp is currently improbable.  The Board of Directors and management review the methodology’s measurements on a quarterly basis.

The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements.  Results of the modeling are used to provide a measure of the degree of volatility interest rate movements may influence our earnings.  Modeling the sensitivity of earnings to interest rate risk is decidedly reliant on numerous assumptions embedded in the model.  These assumptions include, but are not limited to, management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates.  These assumptions are inherently changeable, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rate on net interest income.  Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions.  Assumptions are supported with annual back testing of the model to actual market rate shifts.

The table below sets forth, as of December 31, 2013, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Edgewater Bank.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At December 31, 2013
		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets (3)
Changes in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)

+300	$8,824	$(1,483)	(14.4)%	7.55%	(0.92)
+200	9,338	(970)	(9.4)	7.88	(0.59)
+100	9,833	(474)	(4.6)	8.19	(0.28)
Level	10,307	—	—	8.47	—
-100	10,945	638	6.2	8.91	0.44

(1)                                 Assumes instantaneous parallel changes in interest rates.

(2)                                 EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)                                 EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at December 31, 2013, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 6.2% increase in net portfolio value.  In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 4.6% decrease in net portfolio value.

Depending on the relationship between long-term and short-term interest rates, market conditions and consumer preference, we may place greater emphasis on maximizing our net interest margin than on strictly matching the interest rate sensitivity of our assets and liabilities.  We believe that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of our assets and liabilities can, during periods of declining or stable interest rates, provide sufficient returns to justify an increased exposure to sudden and unexpected increases in interest rates.  We believe that our level of interest rate risk is acceptable using this approach.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities.  We also have the ability to borrow from the FHLB-Indianapolis.  At December 31, 2013, we had the capacity to borrow approximately $15.9 million from the FHLB-Indianapolis and an additional $2 million on a line of credit with the FHLB-Indianapolis with an additional $2 million line of credit with United Bankers Bank.  We have historically not used Federal Home Loan Bank advances to fund our operations, and at December 31, 2013 and December 31, 2012, we had $0 and $5.0 million, respectively, outstanding in advances from the FHLB-Indianapolis.  We drew an additional $10.0 million in January 2014 to fund the sale of the Decatur office.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was ($168,000) and $1.6 million for the years ended December 31, 2013 and December 31, 2012, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $1.7 million and $12.6 million for the years ended December 31, 2013 and December 31, 2012, respectively.  During the years ended December 31, 2013 and December 31, 2012, we purchased $4.9 million and $7.2 million, respectively and sold no securities in 2013 and $1.3 million, respectively, in securities held as available-for-sale.  Net cash (used in) financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, and escrow deposits for the stock conversion was ($261,000) and ($12.1 million) for the years ended December 31, 2013 and December 31, 2012, respectively, resulting from our strategy of managing growth to preserve capital ratios and reduce expenses.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2013, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $9.4 million, or 7.75% of adjusted total assets, which is above the required level of $6.1 million, or 5.00%; and total risk-based capital of $10.4 million, or 13.54% of risk-weighted assets, which is above the required level of $7.7 million, or 10.00%.  At December 31, 2012, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $10.9 million, or 8.85% of adjusted total assets, which is above the required level of $6.2 million, or 5.00%; and total risk-based capital of $11.9 million, or 14.91% of risk-weighted assets, which is above the required level of $8.0 million, or 10.00%.  Accordingly, Edgewater Bank was categorized as well capitalized at December 31, 2013 and December 31, 2012.  Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.

While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At December 31, 2013, we had outstanding commitments to originate loans of $949,000 totaling $12.1 million, and stand-by letters of credit of $23,000.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Certificates of deposit that are scheduled to mature in less than one year from December 31, 2013 totaled $27.7 million of which $4 million is part of the Decatur office sale.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the Financial Statements for the years ended December 31, 2013 and 2012 beginning on page F-1 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Price

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.                                       Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8.                                                Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.                                                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.                                       Controls and Procedures

(a)           Disclosure Controls and Procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief

Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)             Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the fiscal year ending December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.             Other Information

None.

PART III

ITEM 10.                                         Directors, Executive Officers and Corporate Governance

Executive Officers of Edgewater Bancorp and Edgewater Bank

The following table sets forth information regarding the executive officers of Edgewater Bancorp and Edgewater Bank.  Age information is as of December 31, 2013.  The executive officers of Edgewater Bancorp and Edgewater Bank are elected annually.

Name	Age	Position

Richard E. Dyer	55	President and Chief Executive Officer
Coleen S. Frens-Rossman	53	Senior Vice President and Chief Financial Officer
James Higgins(1)	49	Vice President and Chief Credit Officer
Maria Kibler(2)	53	Vice President and Senior Retail Officer
Cheryl Moeslein(3)	53	Vice President and Secretary

(1)         Mr. Higgins serves as Vice President and Senior Lender at Edgewater Bank.

(2)         Not an officer of Edgewater Bancorp, Inc.

(3)         Ms. Moeslein serves as Vice President of Administrative Services and Secretary at Edgewater Bank.

Directors of Edgewater Bancorp and Edgewater Bank

Edgewater Bancorp, Inc. has six directors.  Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting.  Directors of Edgewater Bank are elected by Edgewater Bancorp, Inc. as its sole stockholder.  The following table states our directors’ names, their ages as of December 31, 2013, the years when they began serving as directors of Edgewater Bank and when their current terms expire.

Name(1)	Position(s) Held With Edgewater Bank	Age	Director Since	Current Term Expires

Richard E. Dyer	President, Chief Executive Officer and Director	55	2009	2017(2)
Kenneth F. Ankli III	Director	57	2004	2016
F. Ronald Gelesko	Director	71	1993	2015
Robert D. Gottlieb	Director	67	1992	2015
James R. Marohn	Director	46	2012	2017(2)
Stephen Ross	Director	54	2006	2016

(1)                                 The mailing address for each person listed is 321 Main Street, St. Joseph, Michigan 49085.

(2)                                 The 2014 annual meeting of shareholders was held prior to the closing of the offering, and the incorporator elected Messrs. Dyer and Marohn for three-year terms expiring at the 2017 annual meeting of shareholders.

The Business Background of Our Directors and Executive Officers

The business experience for the past five years of each of our directors and executive officers is set forth below.  With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating Committee and the board of directors to determine that the person should serve as a director.  Each director is also a director of Edgewater Bank.  Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

Directors

Richard E. Dyer is our president and chief executive officer, a position he has held since December 2008.  Mr. Dyer has over 33 years of banking experience, specifically as a community bank chief executive officer and in the areas of troubled institution resolution, problem asset management and commercial and industrial lending.  In addition, Mr. Dyer is a native of St. Joseph.  Prior to joining Edgewater Bank, he served as president and chief executive officer of FNB Financial Corporation, Inc, holding company for The First National Bank of Three Rivers, in Three Rivers, Michigan from 2001 until its sale in 2008.  Previously, he served in a variety of roles, including senior vice president, at Huntington National Bank (formerly First Michigan Bank Corporation) in Grand Rapids, Michigan from 1997 to 2000, president and chief executive officer of FMB-Old State Bank in Fremont, Michigan from 1993 to 1997, regional vice president and commercial lending officer of FMB-First Michigan Bank of Holland, Michigan from 1984 to 1993, and commercial credit officer at Old Kent Bank and Trust Company in Grand Rapids, Michigan from 1980 to 1984.  Mr. Dyer serves on a number of community organizations, including the Lakeland Health Foundation, Cornerstone Alliance, St. Joseph Today, Berrien Community Foundation, Southwest Michigan Economic Growth Alliance, St. Joseph-Benton Harbor Rotary Club, and the Krasl Center for the Arts.  Mr. Dyer holds a bachelor’s degree in economics from Kalamazoo College and an MBA from Grand Valley State University.  He also is a graduate of The Stonier School of Banking at the University of Delaware.  His extensive knowledge of community bank operations, especially with respect to troubled institution resolution and problem asset management, provides a unique perspective with respect to our current strategy, and his extensive knowledge of the local residential real estate market and the local business environment provides insight into economic and business trends in our market area.

Kenneth F. Ankli III is president and chief executive officer of Brammall Supply Co., an industrial distributorship that services manufacturers in southwestern Michigan and northwestern Indiana.  He has held this position since 1992.  Prior to this position, from 1987 until 1991, Mr. Ankli was general manager of Brammall.  Mr. Ankli, a native of St. Joseph, Michigan, is president of the New Territory Arts Association and has served on the board of directors of the Heritage Museum and Cultural Center and Water Street Glassworks.  He has also served a key leadership role in the development of the arts district in Benton Harbor, Michigan.  Mr. Ankli holds a bachelor’s degree in Natural Resources from the University of Michigan.  His experience managing a business provides the board of directors and the audit committee with insight into the review of financial statements and general business acumen, and his particular knowledge of and contacts in our local business community provide the board of directors with valuable insight into the needs of our business.

F. Ronald Gelesko is retired.  Previously, from 1981 to 2006, he served as president of ADCO Die Cast Corporation, a manufacturer of aluminum die cast components.  He served in finance, sales, and manufacturing roles with the same company from 1970 to 1981.  Mr. Gelesko served in the United States Army National Guard from 1967 to 1972, retiring with the rank of sergeant.  Prior to retirement, Mr. Gelesko served as an officer of the Bridgman Chamber of Commerce and from 1981 to 1984 served as mayor of Bridgman, Michigan.  Mr. Gelesko attended the University of Michigan and Michigan State University.  Mr. Gelesko’s experience in managing a business provides the board of directors and the audit committee with insight into the review of financial statements, and his knowledge of the market area and local business owners provides the board of directors with general business operations perspective as well as business development opportunities.

Robert D. Gottlieb is retired.  From 1980 to 2012, he served in a variety of roles at Wolverine Mutual Insurance Company, a property and casualty insurance company, most recently as chief financial officer from 1992 to 2012, and as a member of the board of directors from 1992 to current.  Mr. Gottlieb served in the United States Air Force from 1968 to 1972 with a one-year tour in Vietnam.  Mr. Gottlieb currently serves on the board of directors of the Box Factory for the Arts and Lakeland Health Foundation.  Prior to retirement he served on the board of directors of Berrien Community Foundation, Lake Michigan College Foundation, Point O’ Woods, and Dowagiac Public Schools.  Mr. Gottlieb holds a bachelor’s degree from the University of Colorado and an MBA from the Wharton School at the University of Pennsylvania. Mr. Gottlieb’s experience managing a business and serving as director provides the board of directors with general business acumen and valuable insight into corporate governance matters.

James R. Marohn is the president and co-owner of Doubleday Office Products, Inc., a retailer of office supplies and furniture located in Benton Harbor, Michigan, and president and co-owner of GTI Services, Inc., a supplier of office furniture installation, commercial moving, warehousing and related services located in Benton Harbor, Michigan.  Mr. Marohn, a native of St. Joseph, Michigan, serves on a number of community organizations, including Cornerstone Alliance, Lake Michigan College Foundation, Berrien Community Foundation, St. Joseph-Benton Harbor Rotary Club, and Southwest Michigan Steelheaders.  Mr. Marohn holds a bachelor’s degree in industrial and operations engineering from the University of Michigan and an MBA from Duke University. Mr. Marohn’s experience operating his own business, his educational experience and his community involvement provide the board of directors with unique insights into business operations and financial performance, and with a unique perspective on the local market and business development opportunities.

Stephen Ross is a certified public accountant and is the owner of Stephen Ross & Company, P.C.  Mr. Ross has over 30 years’ experience providing tax and accounting services to businesses and individuals.  As a native of St. Joseph, Michigan, Mr. Ross serves on the boards of the St. Joseph-Benton Harbor Rotary Club and St. Joseph-Benton Harbor Rotary Foundation, along with serving as treasurer of religious organizations and political campaigns. Mr. Ross holds a bachelor’s in accounting from Michigan State University.  Mr. Ross’ experience as a certified public accountant provides the board of directors and audit committee with a high level of financial expertise and a unique perspective with respect to the preparation and review of our financial statements, the supervision of our independent auditors and the review and oversight of our financial controls and procedures and our accounting practices.  In addition, his experience with businesses and individuals in our market area gives the board of directors insight with respect to the needs of our customers.

Executive Officers Who Are Not Directors

Coleen S. Frens-Rossman is our senior vice president and chief financial officer, positions she has held since joining Edgewater Bank in 2012.  Ms. Frens-Rossman has over 27 years of experience managing the accounting and financial reporting of financial institutions.  Prior to joining Edgewater Bank, she was senior vice president and controller at Colorado National Bank in Denver, Colorado from 2010 to 2012, chief financial officer of Front Range Bank in Lakewood, Colorado from 2008 to 2010, and in various financial roles, including affiliate chief financial officer and assistant corporate controller for Fifth Third Bank in Grand Rapids, Michigan and Tampa, Florida from 2000 to 2006.  Ms. Frens-Rossman also served in financial, risk management, and audit roles at First of America Bank in Kalamazoo, Michigan, PrimeBank in Grand Rapids, Michigan, and Old State Bank of Fremont in Fremont, Michigan between 1982 and 1998.  Ms. Frens-Rossman serves on the board of directors of the Southwest Michigan Symphony Orchestra.  She holds a bachelor’s degree in accounting from Western Michigan University.

James Higgins is vice president and chief credit officer at Edgewater Bancorp.  He joined Edgewater Bank in 2013, and serves as vice president and senior lender at the Bank.  Mr. Higgins has over 25 years commercial lending experience.  Previously, Mr. Higgins served as 1st vice president and commercial lending officer at Portage Commerce Bank in Kalamazoo, Michigan from 2006 to 2013 and in various commercial lending and credit roles at Huntington National Bank and Comerica Bank in Kalamazoo, Michigan between 1988 and 2006.  Mr. Higgins serves on the American Heart Association board of directors as well as the Junior Achievement board of directors.  He has also been active with United Way through both finance and allocation committees.  Mr. Higgins holds a bachelor’s degree in Finance from Western Michigan University.

Maria Kibler joined Edgewater Bank as vice president and senior relationship banking officer in 2013. Ms. Kibler has over 30 years banking experience.  Previously, Ms. Kibler served as vice president private banking at First Source Bank in St. Joseph, Michigan from 2012 to 2013, in various roles at Fifth Third Bank in St. Joseph, Michigan from 1991 to 2012, including vice president, finance center manager, public funds, and private banking, and as director of loan operations at LaPorte Bank & Trust Company in LaPorte, Indiana from 1987 to 1991.  Ms. Kibler serves on the board of directors of Curious Kids Museum, Berrien County Council for Children, St. Joseph YMCA, and St. Joseph-Benton Harbor Rotary Club.  Ms. Kibler holds a bachelor’s degree in Financial Planning from Purdue University.

Cheryl Moeslein is vice president and secretary of Edgewater Bancorp.  She joined Edgewater Bank in 2009, and serves as vice president of human resources, employee development, marketing, purchasing, and facilities and secretary of Edgewater Bank.  Ms. Moeslein has over 14 years varied banking experience through roles at Edgewater Bank, The First National Bank of Three Rivers in Three Rivers, Michigan, and First of American Bank in Kalamazoo, Michigan.  Ms. Moeslein serves as a volunteer for numerous community organizations.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis.  Based on our review of ownership reports required to be filed for the year ended December 31, 2013, no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is posted on the Company’s website at www.edgewaterbank.com. A copy of the Code will be furnished without charge upon written request to the Secretary of the Company, 321 Main Street, St. Joseph, Wisconsin 49085.

Recommendations of Nominees by Stockholders

The Board of Directors has adopted a procedure by which stockholders may recommend nominees to the Nominating and Corporate Governance Committee. Stockholders who wish to recommend a nominee must write to the Company’s Secretary and such communication must include:

•                                          A statement that the writer is a stockholder and is proposing a candidate for consideration by the Nominating and Corporate Governance Committee;

•                                          The name and address of the stockholder as they appear on the Company’s books, and of the beneficial owner, if any, on whose behalf the nomination is made;

•                                          The class or series and number of shares of the Company’s capital stock that are owned beneficially or of record by such stockholder and such beneficial owner;

•                                          A description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder;

•                                          A representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the nominee named in the stockholder’s notice;

•                                          The name, age, personal and business address of the candidate, the principal occupation or employment of the candidate;

•                                          The candidate’s written consent to serve as a director;

•                                          A statement of the candidate’s business and educational experience and all other information relating to such person that would indicates such person’s qualification to serve on the Company’s Board of Directors;

•                                          An affidavit that the candidate would not be disqualified under the provisions of Article II, Section 12 of the Company’s Bylaws;

•                                          Such other information regarding the candidate or the stockholder as would be required to be included in the Company’s proxy statement pursuant to SEC Regulation 14A.

To be timely, the submission of a candidate for Director by a stockholder must be received by the Secretary at least 120 days prior to the anniversary date of the proxy statement relating to the preceding year’s annual meeting of stockholders; provided, that if (i) less than 90 days’ prior public disclosure of the date of the meeting is given to stockholders and (ii) the date of the annual meeting is advanced more than

30 days prior to or delayed more than 30 days after the anniversary of the preceding year’s annual meeting, a stockholder’s submission of a candidate shall be timely if delivered or mailed to and received by the Company’s Secretary no later than the 10th day following the day on which public disclosure (by press release issued through a nationally recognized news service, a document filed with the SEC, or on a website maintained by the Company) of the date of the annual meeting is first made; provided, further, that, in the case of the Company’s first annual meeting of stockholders a stockholder’s submission of a candidate shall be timely if delivered or mailed to and received by the Company’s Secretary no later than the close of business on the later of (i) the 120th day prior to the date of the annual meeting and (ii) the 10th day following the day on which public disclosure (by press release issued through a nationally recognized news service, a document filed with the SEC, or on a website maintained by the Company) of the date of the annual meeting is first made.

Audit Committee

The Audit Committee is comprised of Directors Ross, Ankli and Gelesko, each of whom is “independent” in accordance with applicable SEC rules and Nasdaq listing standards.  Mr. Ross serves as chair of the Audit Committee.  The Audit Committee also serves as the audit committee of the board of directors of Edgewater Bank.  The Board of Directors has determined that Mr. Ross qualifies as an “audit committee financial expert” as defined under applicable SEC rules because Mr. Ross is a certified public accountant and has over 30 years of accounting experience.  In addition, each Audit Committee member has the ability to analyze and evaluate our financial statements as well as an understanding of the Audit Committee’s functions.  In addition, each Audit Committee member has overseen and assessed the finances and financial reporting of various businesses that they own or with which they have been employed.

Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at www.edgewaterbank.com.  As more fully described in the Audit Committee Charter, the Audit Committee reviews the financial records and affairs of Edgewater Bancorp, Inc. and monitor adherence in accounting and financial reporting to accounting principles generally accepted in the United States.

ITEM 11.                                         Executive Compensation

Executive Officer Compensation

Summary Compensation Table.  The table below summarizes the total compensation paid to or earned by our President and Chief Executive Officer, Richard E. Dyer, and Coleen S. Frens-Rossman, who serves as our Senior Vice President and Chief Financial Officer, for the years ended December 31, 2013 and December 31, 2012.  No other executive officer received total compensation of more than $100,000.  Each individual listed in the table below is referred to as a named executive officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(2)	Total ($)
Richard E. Dyer	2013	165,615	—	8,539	174,154
President and Chief Executive Officer	2012	162,000	8,05	8,433	178,483

Coleen S. Frens-Rossman(1)	2013	130,577		2,654	133,231
Senior Vice President and Chief Financial Officer	2012	28,381	—	5,000	33,381

(1)   Ms. Frens-Rossman joined Edgewater Bank on October 8, 2012.  Her annual base salary in 2012 was $125,000.

(2)   A break-down of the various elements of compensation in this column is set forth in the following table:

All Other Compensation

Name	Auto Expenses ($)	Board Fees ($)	Employer Contributions to 401(k) Plan ($)	Total All Other Compensation ($)
Richard E. Dyer	1,661	—	6,878	8,539
Coleen S. Frens-Rossman	—	—	2,654	2,654

Benefit Plans and Agreements

Employment Agreements  Edgewater Bancorp and Edgewater Bank entered into employment agreements with each of Mr. Richard E. Dyer and Ms. Coleen S. Frens-Rossman effective as of the date of the Edgewater Bancorp conversion and offering, which was January 16, 2014.  Our continued success depends to a significant degree on the skills and competence of Mr. Dyer and Ms. Frens-Rossman and the employment agreements are intended to ensure that we maintain a stable management base following the conversion and offering.

Each agreement has substantially similar terms and has an initial term of three years.  Commencing on the first anniversary of the agreement and on each subsequent anniversary thereafter, the agreement will be renewed for an additional year so that the remaining term will be three years, unless a notice is provided to the executive that the agreement will not renew.  The current base salaries for Mr. Richard E. Dyer and Ms. Coleen S. Frens-Rossman are $162,000 and $135,000 respectively.  In addition to the base salary, each agreement provides for, among other things, participation in bonus programs and other fringe benefit plans applicable to executive employees, including executive health benefits and, for Mr. Dyer only, automobile benefits.  The executive’s employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

Certain events resulting in the executive’s termination or resignation entitle the executive to payments of severance benefits following termination of employment.  In the event the executive’s involuntary termination for reasons other than for cause, disability or retirement, or in the event the executive resigns during the term of the agreement following (a) failure to appoint the executive to the executive position set forth in the agreement, (b) a material change in the executive’s function, duties or responsibilities resulting in a reduction of the responsibility, scope, or importance of executive’s position, (c) relocation of the executive’s office by more than 25 miles, (d) a material reduction in the benefits or perquisites paid to the executive unless such reduction is part of a reduction that is generally applicable to officers or employees of Edgewater Bank, or (e) a material breach of the employment agreement by Edgewater Bank, then the executive would be entitled to a severance payment in the form of a cash lump sum equal to the base salary and bonus the executive would be entitled to receive for the remaining unexpired term of the employment agreement.  For this purpose, the bonuses payable will be deemed to be equal to the highest bonus paid at any time during the prior three years.  In addition, the executive would be entitled to receive a lump sum payment equal to the present value of the contributions that would reasonably have been expected to be made on executive’s behalf under Edgewater Bank’s defined contribution plans (e.g., 401(k) Plan, Employee Stock Ownership Plan) if the executive had continued working for the remaining unexpired term of the employment agreement earning the salary that would have been achieved during such period.  Internal Revenue Code Section 409A may require that a portion of the above payments cannot be made until six months after termination of employment, if the executive is a “key employee” under IRS rules.  In addition, the executive would be entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage for the remaining unexpired term of the employment agreement, or if such coverage is not permitted by applicable law or if providing such benefits would subject Edgewater Bank to penalties, the executive will receive a cash lump sum payment equal to the value of such benefits.

In the event of a change in control of Edgewater Bank or Edgewater Bancorp followed by executive’s involuntary termination other than for cause, disability or retirement, or resignation for one of the reasons set forth above within 18 months thereafter, the executive would be entitled to a severance payment in the form of a cash lump sum equal to (a) three (3) times the sum of (i) the highest rate of base salary paid to the executive at any time, and (ii) the highest bonus paid to the executive with respect to the three (3) completed fiscal years prior to the change of control, plus (b) a lump sum equal to the present value of the contributions that would reasonably have been expected to be made on the executive’s behalf under Edgewater Bank’s defined contribution plans (e.g., 401(k) Plan, Employee Stock Ownership Plan) if the executive had continued working for an additional thirty-six (36) months after termination of employment, earning the salary that would have been achieved during such period.  In addition, the executive would be entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage for thirty-six (36) months following the termination of employment, or if such coverage is not permitted by applicable law or if providing such benefits would subject Edgewater Bank to penalties, the executive will receive a cash lump sum payment equal to the value of such benefits.  In the event payments made to the executive include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payments will be cutback by the minimum dollar amount necessary to avoid this result.

Under the employment agreement, if the executive becomes disabled within the meaning of such term under Section 409A of the Internal Revenue Code, the executive shall receive benefits under any short-term or long-term disability plans maintained by Edgewater Bank, plus, if amount paid under such disability programs are less than the executive’s base salary, Edgewater Bank shall pay the executive an additional amount equal to the difference between such disability plan benefits and the amount of the executive’s full base salary for the longer of one year or the remaining term of the employment agreement following the termination of employment due to disability.  Edgewater Bank will also provide the executive with continued life insurance and non-taxable medical and dental coverage until the earlier of (i) the date the executive returns to full-time employment with Edgewater Bank, (ii) the executive’s full-time employment with another employer, (iii) the expiration of the remaining term of the employment agreement, or (iv) death.

In the event of executive’s death, his or her estate or beneficiaries will be paid the executive’s base salary for one year from executive’s death, and the executive’s family will be entitled to continued non-taxable medical, dental and other insurance for twelve months following the executive’s death.

Upon termination of the executive’s employment, the executive shall be subject to certain restrictions on their ability to compete, or to solicit business or employees of Edgewater Bank and Edgewater Bancorp for a period of one year following termination of employment.

401(k) Plan.  In connection with the conversion, Edgewater Bank adopted the Edgewater Bank 401(k) Plan (“401(k) Plan”), effective January 1, 2014.  The 401(k) Plan replaced the prior plan that was originally adopted effective as of July 1, 2011.  Edgewater Bancorp’s named executive officers are eligible to participate in the 401(k) Plan just like any other employee.  The 401(k) Plan amends and supersedes the Edgewater Bank 401(k) Plan.

Employees who are age 21 or older and who have completed three months of service are eligible to participate in the 401(k) Plan.  Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, up to 100% of his or her salary in any plan year, subject to limits imposed by the Internal Revenue Code.  For 2014, the salary deferral contribution limit is $17,500, provided, however, that a participant over age 50 may contribute an additional $5,500, for a total contribution of $23,000.  In addition to salary deferral contributions, Edgewater Bank makes a safe harbor matching contribution equal to 100 percent of the participant’s salary deferral contributions on the first 3 percent of the participant’s compensation, and a 50 percent match on the next 2 percent of compensation, for a maximum matching contribution of 4 percent of the participant’s compensation.  A participant is always 100% vested in his or her salary deferral contributions and the employer safe harbor matching contributions.  Generally, unless the participant elects otherwise, the participant’s account balance will be distributed upon request following his or her termination of employment with Edgewater Bank.  During the year ended December 31, 2013, Edgewater Bank recognized $42,212 as a 401(k) Plan expense.

Defined Benefit Pension Plan.  Edgewater Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multi-employer defined benefit pension plan (the “Pension Plan”).  Effective June 1, 2010, the annual benefit provided to employees under the Pension Plan was frozen.  Freezing the Pension Plan eliminated all future benefit accruals; however, the accrued benefit as of June 1, 2010 remains.  During the year ended December 31, 2012, Edgewater Bank recognized $135,000 as a Pension Plan expense.  Edgewater Bank intends to withdraw from the Pension Plan in the first six months of 2014.  The cost of withdrawing from the Pension Plan is estimated to be approximately $1.7 million; however, the actual cost could be significantly higher since the actual cost is primarily dependent on the value of the Pension Plan’s assets and interest rates at the time of withdrawal.

Employee Stock Ownership Plan.  In connection with the conversion, Edgewater Bank adopted an employee stock ownership plan for eligible employees effective January 1, 2014.  Edgewater Bancorp’s named executive officers are eligible to participate in the employee stock ownership plan just like any other employee.  Eligible employees who have attained age 21 and were employed by us as of January 1, 2014 will begin participation in the employee stock ownership plan on the later of the effective date of the employee stock ownership plan or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 53,431 shares of Edgewater Bancorp common stock issued in the offering.  The employee stock ownership plan funded its stock purchase with a loan from Edgewater Bancorp equal to the aggregate purchase price of the common stock, which was $534,310.  The loan will be repaid principally through Edgewater Bank’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the 25-year term of the loan.  The interest rate for the employee stock ownership plan loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal, on the closing date of the offering.  Thereafter the interest rate will adjust annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year.  See “Pro Forma Data.”

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as we repay the loan.  The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  A participant will become vested in his or her account balance at a rate of 20% per year over a 6-year period, beginning in the second year.  Participants who were employed by Edgewater Bank immediately prior to the offering will receive credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan.  Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan.  Generally, participants will receive distributions from the employee stock ownership plan upon separation from service.  The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

The employee stock ownership plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts.  The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Under applicable accounting requirements, Edgewater Bank will record a compensation expense for the employee stock ownership plan at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price.  The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in Edgewater Bancorp’s earnings.

Director Compensation

The following table sets forth for the fiscal year ended December 31, 2013 certain information as to the total remuneration we paid to our directors other than Richard E. Dyer.  Information with respect to director compensation paid to Richard E. Dyer is included above in “—Executive Officer Compensation—Summary Compensation Table.”

Directors Compensation Table

Name	Fees earned or paid in cash ($)	All Other Compensation ($)	Total ($)
Kenneth F. Ankli III	12,900	—	12,900
F. Ronald Gelesko	12,900	—	12,900
Robert D. Gottlieb	12,700	—	12,700
James R. Marohn	12,700	—	12,700
Stephen Ross	12,900	—	12,900

For the fiscal year ended December 31, 2013, each director of Edgewater Bank was paid a monthly retainer of $1,000.  Each director was paid a fee of $500 for each special meeting attended during the fiscal year.   Additionally, each director was a paid a fee for his services on the Audit Committee, Nominating and Corporate Governance Committee, and the Compensation Committee in the amount of $200, $200 and $200, respectively, for each committee meeting attended.  Meeting fees are not paid if the meeting occurs immediately prior to or subsequent to a board meeting.

Each person who serves as a director of Edgewater Bancorp also serves as a director of Edgewater Bank and earns director and committee fees only in his or her capacity as a board or committee member of Edgewater Bank.

ITEM 12.                                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Securities Authorized for Issuance Under Stock-Based Compensation Plans.  At December 31, 2013, there were no shares of any class of Edgewater Bancorp, Inc. securities authorized for issuance under an equity compensation plan.

(b)                                 Security Ownership of Management and Certain Beneficial Owners.  Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of the date of the completion of our conversion and stock offering, January 16, 2014, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock.  The mailing address for each of our directors and executive officers and the Edgewater Bank Employee Stock Ownership Plan is 321 Main Street, St. Joseph, Michigan 49085.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1), (2)		Percent of Shares of Common Stock Outstanding

Five Percent Stockholders

Edgewater Bank ESOP	53,431		8.00%

Directors and Executive Officers

Richard E. Dyer, President, Chief Executive Officer and Director	12,200	(3)	1.83
Kenneth F. Ankli III, Chairman of the Board of Directors	15,000	(4)	2.25
F. Ronald Gelesko, Director	2,500		*
Robert D. Gottlieb, Director	10,000	(5)	1.50
James R. Marohn, Director	10,000		1.50
Stephen Ross, Director	10,000	(6)	1.50
Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer	20,000	(7)	2.99
James Higgins, Vice President and Chief Credit Officer	6,000	(8)	*
Maria Kibler, Vice President and Senior Retail Officer	10,000	(9)	1.50
Cheryl Moeslein, Vice President of Human Resources and Secretary	8,000	(10)	1.20

All directors and executive officers as a group (10 persons)	103,700		15.53%

*                                         Less than 1%.

(1)                                 In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.

(2)                                 None of the shares held in our employee stock ownership plan have been allocated to participant accounts.

(3)                                 Includes 10,000 shares held in the company’s 401(k) plan, 2,000 share held by Mr. Dyers’ spouse, over which Mr. Dyer is deemed to have shared voting and investment power, and 200 shares held by Mr. Dyer’s children, over which Mr. Dyer is deemed to have voting and investment power.

(4)                                 Includes 10,000 shared held by Brammal Supply Co, a corporation of which Mr. Ankli is the owner.

(5)                                 Includes 10,000 shares held in an IRA for the benefit of Mr. Gottlieb.

(6)                                 Includes 10,000 shares held in an IRA for the benefit of Mr. Ross.

(7)                                 Includes 10,000 shares held in an IRA for the benefit of Ms. Frens-Rossman and 10,000 shares held in an IRA for the benefit of Ms. Frens-Rossman’s spouse, over which Ms. Frens-Rossman is deemed to have shared voting and investment power.

(8)                                 Includes 6,000 shares held in an IRA for the benefit of Mr.  Higgins.

(9)                                 Includes 10,000 shares held in an IRA for the benefit of Ms. Kibler.

(10)                          Includes 500 shares held in the company’s 401(K) Plan, 1,500 shared held in an IRA for the benefit of Ms. Moeslein, and 6,000 shares held in an IRA for the benefit of Ms. Moeslein’s spouse, over which Ms. Moeslein is deemed to have shared voting and investment power.

(c)                                  Changes in Control.  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.                                         Certain Relationships and Related Transactions and Director Independence

Transactions With Certain Related Persons

Loans and Extensions of Credit.  The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Edgewater Bank, to their executive officers and directors in compliance with federal banking regulations. Federal regulations permit executive officers and directors to receive the same terms that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees.  Edgewater Bank makes loans to its directors, executive officers and employees through an employee loan program pursuant to which all origination fees are waived.  The program applies only to first mortgages and consumer loans and is available to all employees of Edgewater Bank.

The following tables sets forth loans made by Edgewater Bank to its directors and executive officers where the largest amount of all indebtedness outstanding during the year ended December 31, 2013, and all amounts of interest payable during each year, respectively, exceeded $120,000, and where the borrowers received reduced interest rates pursuant to the employee loan program described above. Except for the reduced interest rates, all loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Edgewater Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Name	Type of Loan	Largest Aggregate Balance from January 1, 2013 to December 31, 2013	Interest Rate on December 31, 2013	Principal balance on December 31, 2013	Amount of Principal Paid from January 1, 2013 to December 31, 2013	Amount of Interest Paid from January 1, 2013 to December 31, 2013

Stephen Ross	Mortgage on Primary Home-Secondary Market (1)	$114,483	2.75%	$107,655	$6,282	$3,317
	Home Equity on Primary Home (2)	$9,443	4.25%	$5,417	$4,026	$324
	Commercial Line of Credit (3)	$—	4.25%	$—	$—	$—
James Marohn	Mortgage on Primary Home-Secondary Market (1)	$130,000	2.38%	$122,698	$7,302	$3,008
	Commercial Line of Credit (4)	$—	3.75%	$—	$—	$—
	Commercial Real Estate Mortgage (5)	$52,318	4.50%	$35,337	$16,981	$2,035
Robert	Mortgage on Second Home	$307,515	N/A	$—	$307,515	$4,302
Gottlieb	Home Equity on Second Home (2)	$9,339	N/A	$—	$9,339	$55
	Home Equity on Second Home (2)	$55,304	4.25%	$55,305	$602	$5
Kenneth Ankli	Mortgage on Primary Home-Secondary Market (1)	$356,188	2.88%	$332,520	$23,669	$9,931
Richard E. Dyer	Mortgage on Primary Home-Secondary Market (1)	$220,000	3.00%	$190,320	$29,680	$4,758
	Home Equity on Primary Home (2)	$—	4.25%	$—	$—	$—

(1)       Secondary Market mortgage loans are sold to Freddie Mac in their entirety; however, Edgewater Bank maintains the servicing on secondary market loans.

(2)       The credit limit is $50,000 for Stephen Ross, $150,000 for Robert Gottlieb,and $30,000 for Richard Dyer.

(3)       The commercial line of credit is to Stephen Ross & Company, P.C., an entity controlled by Stephen Ross.  The credit line is $75,000.

(4)       The commercial line of credit is to Doubleday Office Products, Inc., an entity controlled by James Marohn.  The credit line is $100,000.

(5)       The commercial real estate mortgage is to Arcadia Holdings, LLC, an entity controlled by James Marohn.

Board and Committee Independence

Edgewater Bancorp, Inc. has determined to adopt the standards for “independence” for purposes of board and committee service set forth in the listing standards of the Nasdaq Stock Market.  The Board of Directors has determined that each of our directors, with the exception of President and Chief Executive Officer Richard E. Dyer and James R. Marohn, is “independent” as defined in the listing standards of the Nasdaq Stock Market.  Mr. Dyer is not independent because he is one of our executive officers, and Mr. Marohn is not independent because payments by Edgewater Bank to Doubleday Office Products, Inc., an entity controlled by Mr. Marohn, in connection with the remodeling of Edgewater Bank’s main office in 2012 exceeded applicable limitations.

There were no other transactions between Edgewater Bank and any director or entity controlled by any director, which would interfere with the directors’ exercise of independent judgment in carrying out his responsibilities as a director.

ITEM 14.                                         Principal Accountant Fees and Services

Set forth below is certain information concerning aggregate fees billed for professional services rendered by BKD, LLP during the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012

Audit Fees	$256,000	$—
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit Fees.  Consist of fees billed to us for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements, including comfort letter procedures.

Audit Related Fees.  There were no fees billed to us by BKD, LLP for audit related services during the years ended December 31, 2013 and 2012.

Tax Fees.  There were no fees billed to us by BKD, LLP for tax preparation, tax consultation and tax compliance during the years ended December 31, 2013 and 2012.

All Other Fees.  There were no fees billed to us by BKD, LLP for other services during the years ended December 31, 2013 and 2012.

The Audit Committee has adopted a pre-approval policy, and, starting with the fiscal year ending December 31, 2014, preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by BKD, LLP, subject to the de minimus exceptions for non-

audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit.

PART IV

ITEM 15.                                         Exhibits and Financial Statement Schedules

(a)(1)                  Financial Statements

The documents filed as a part of this Form 10-K are:

(A)                               Report of Independent Registered Public Accounting Firm;

(B)                               Consolidated Balance Sheets - December 31, 2013 and 2012;

(C)                               Consolidated Statements of Operations - years ended December 31, 2013 and 2012;

(D)                               Consolidated Statements of Comprehensive Loss — years ended December 31, 2013 and 2012;

(E)                                Consolidated Statements of Changes in Equity - years ended December 31, 2013 and 2012;

(F)                                 Consolidated Statements of Cash Flows- years ended December 31, 2013 and 2012;

(G)                               Notes to Consolidated Financial Statements.

(a)(2)                  Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)                  Exhibits

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

4                                         Form of Common Stock Certificate of Edgewater Bancorp, Inc.*

10.1                        Form of Employee Stock Ownership Plan*

10.2                        Form of Employment Agreement between Edgewater Bank and Richard E. Dyer*

10.3                        Form of Employment Agreement between Edgewater Bank and Coleen S. Frens-Rossman*

21                                  Subsidiaries*

23                                  Consent of BKD, LLP

31.1                        Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                        Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                        Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101                           The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

*                                         Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-191125), initially filed September 12, 2013.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edgewater Bancorp, Inc.

Date: March 28, 2014	By:	/s/ Richard E. Dyer
Richard E. Dyer,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard E. Dyer	President and Chief Executive	March 28, 2014
Richard E. Dyer	Officer (Principal Executive Officer)

/s/ Coleen S. Frens-Rossman	Senior Vice President and Chief	March 28, 2014
Coleen S. Frens-Rossman	Financial Officer (Principal
Financial and Accounting Officer)

/s/ Kenneth F. Ankli III	Chairman of the Board	March 28, 2014
Kenneth F. Ankli III

/s/ F. Ronald Gelesko	Director	March 28, 2014
F. Ronald Gelesko

/s/ Robert D. Gottlieb	Director	March 28, 2014
Robert D. Gottlieb

/s/ James R. Marohn	Director	March 28, 2014
James R. Marohn

/s/ Stephen Ross	Director	March 28, 2014
Stephen Ross

EXHIBIT INDEX

23	Consent of BKD, LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements*

*                                         Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Edgewater Bancorp, Inc.

Report of Independent Registered Public Accounting Firm
and Consolidated Financial Statements

December 31, 2013 and 2012

Edgewater Bank

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012
Assets
Cash and due from banks	$683,930	$824,611
Interest-bearing demand deposits in banks	9,638,146	8,198,185

Cash and cash equivalents	10,322,076	9,022,796

Available-for-sale securities	15,593,540	14,555,345
Federal Home Loan Bank (FHLB) stock	1,408,200	1,408,200
Loans held for sale	—	683,000
Loans, net of allowance for losses of $1,061,141 and $1,504,169, respectively	86,092,038	88,497,049
Premises and equipment, net	4,473,690	4,613,413
Other real estate, net	1,168,796	3,191,137
Interest receivable	312,615	318,160
Mortgage servicing rights (includes $148,171 and and $230,655, respectively, carried at fair value)	513,170	550,890
Intangible assets	—	51,972
Other assets	1,242,327	447,218

Total assets	$121,126,452	$123,339,180

Liabilities and Equity

Liabilities
Deposits
Noninterest bearing	$12,188,446	$9,947,356
Interest-bearing	95,882,580	96,460,685
Total deposits	108,071,026	106,408,041

Federal Home Loan Bank (FHLB) advances	—	5,000,000
Stock conversion proceeds in escrow	3,076,038	—
Accrued and other liabilities	690,457	655,784

Total liabilities	111,837,521	112,063,825

Commitments and Contingencies

Equity
Retained earnings	9,424,187	11,038,566
Accumulated other comprehensive income (loss)	(135,256)	236,789
Total equity	9,288,931	11,275,355

Total liabilities and equity	$121,126,452	$123,339,180

See Notes to Consolidated Financial Statements

Edgewater Bank

Consolidated Statements of Operations

Years Ended December 31, 2013 and 2012

	2013	2012

Interest Income
Loans, including fees	$4,023,681	$4,997,086
Debt securities
Taxable	178,195	214,238
Tax-exempt	42,734	35,590
Federal Home Loan Bank stock	51,253	47,445
Other	39,388	25,046

Total interest income	4,335,251	5,319,405

Interest Expense
Deposits	548,700	736,293
Federal Home Loan Bank advances	8,852	201,191

Total interest expense	557,552	937,484

Net Interest Income	3,777,699	4,381,921

Provision for Loan Losses	640,000	890,000

Net Interest Income After Provision for Loan Losses	3,137,699	3,491,921

Noninterest Income
Service charges, deposits	501,808	529,014
Mortgage banking activities	408,218	795,071
Net realized gains on sales of available-for-sale securities (includes $0 and $15,811, respectively, related to accumulated other comprehensive earnings reclassification)	—	15,811
Other	144,294	117,795

Total noninterest income	1,054,320	1,457,691

Noninterest Expense
Salaries and employee benefits	2,422,275	2,365,812
Occupancy and equipment	840,298	842,825
Data processing	703,059	629,840
Loss on sale of other real estate, net	233,250	501,150
Interchange	71,173	77,736
Advertising	80,228	92,782
FDIC insurance premiums	168,256	171,882
Other real estate	231,276	161,837
Professional fees	592,182	367,848
Insurance	77,626	82,791
Other	386,775	424,295

Total noninterest expense	5,806,398	5,718,798

Net Loss Before Income Taxes	(1,614,379)	(769,186)

Provision for Income Taxes	—	—

Net Loss	$(1,614,379)	$(769,186)

See Notes to Consolidated Financial Statements

Edgewater Bank

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2013 and 2012

	2013	2012

Net Loss	$(1,614,379)	$(769,186)

Other Comprehensive Loss

Net change in unrealized losses on investment securities available-for-sale	(372,045)	(3,708)

Less: reclassification adjustment for realized gains included in net loss	—	15,811

Other comprehensive loss before income tax	(372,045)	(19,519)

Tax benefit, net of deferred tax asset valuation impact of $126,495 and $6,637, respectively	—	—

Comprehensive Loss	$(1,986,424)	$(788,705)

See Notes to Consolidated Financial Statements

Edgewater Bank

Consolidated Statements of Changes in Equity

Years Ended December 31, 2013 and 2012

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total

Balance, January 1, 2012	$11,807,752	$256,308	$12,064,060

Net loss	(769,186)		(769,186)
Other comprehensive loss		(19,519)	(19,519)

Balance, December 31, 2012	11,038,566	236,789	11,275,355

Net loss	(1,614,379)		(1,614,379)
Other comprehensive loss		(372,045)	(372,045)

Balance, December 31, 2013	$9,424,187	$(135,256)	$9,288,931

See Notes to Consolidated Financial Statements

Edgewater Bank

Consolidated Statement of Cash Flows

Years Ended December 31, 2013 and 2012

	2013	2012
Operating Activities
Net loss	$(1,614,379)	$(769,186)
Items not requiring (providing) cash
Depreciation	509,332	507,508
Provision for loan losses	640,000	890,000
Amortization of premiums on available-for-sale securities	158,297	144,801
Change in fair value of mortgage servicing rights	82,484	113,789
Loss on sale of other real estate	233,250	501,150
Net realized gains on sales of available-for-sale securities	—	(15,811)
Amortization of mortgage servicing rights	92,255	47,483
Loans originated for sale	(15,790,320)	(31,480,055)
Proceeds from loans sold	16,585,736	32,224,495
Gain on sale of loans	(249,435)	(789,634)
Loss on sale of premises and equipment	5,588	—
Change in
Interest receivable and other assets	(789,564)	276,166
Interest payable and other liabilities	(31,446)	(24,212)
Net cash provided by (used in) operating activities	(168,202)	1,626,494

Investing Activities
Purchases of available-for-sale securities	(4,894,274)	(7,240,576)
Proceeds from sales of available-for-sale securities	—	1,305,811
Proceeds from calls and maturities of available-for-sale securities	3,325,737	5,875,191
Net change in loans	1,038,114	12,707,048
Proceeds from sale of other real estate	2,515,988	651,050
Proceeds from sale of premises and equipment	204,412	—
Purchases of premises and equipment	(461,518)	(708,665)
Net cash provided by investing activities	1,728,459	12,589,859

Financing Activities
Net change in deposits	1,662,985	(7,550,331)
Proceeds from stock conversion escrow	3,076,038	—
Proceeds from Federal Home Loan Bank advances	—	7,000,000
Repayment of Federal Home Loan Bank advances	(5,000,000)	(11,500,000)
Net cash used in financing activities	(260,977)	(12,050,331)

Net Increase in Cash and Cash Equivalents	1,299,280	2,166,022

Cash and Cash Equivalents, Beginning of Period	9,022,796	6,856,774

Cash and Cash Equivalents, End of Period	$10,322,076	$9,022,796

Additional Cash Flows Information:
Interest paid	$557,553	$957,615
Loans transferred to other real estate	726,897	3,760,437
Capitalization of mortgage serving rights	137,019	269,294
Deferred gain on sale/leaseback transaction	66,119	—

See Notes to Consolidated Financial Statements

Edgewater Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(dollars in thousands)

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 1:                                     Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Edgewater Bank (Company or Bank) is a federally charted mutual savings bank who is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Berrien, Van Buren and to a lesser extent Cass Counties, Michigan.  The Bank is subject to competition from other financial institutions.  The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The Company’s wholly-owned subsidiaries, Explorer Financial Service Corporation (EFSC) and Edgewater Insurance Agency, Inc. (EIA) are included in the consolidated financial statements.  EFSC is primarily engaged in providing title insurance services and EIA is used to collect premiums and receive commissions for insurance related benefits the Bank offers its employees.

On January 16, 2014, the Company consummated its mutual to stock conversion (Conversion) and the related initial public stock offering of Edgewater Bancorp, Inc. In the Conversion, the Company converted from a federal mutual savings bank to a federal stock savings bank. Also in connection with the Conversion, Edgewater Bancorp, Inc. was formed in July 2013, and, upon consummation of the Conversion on January 16, 2014, became the savings and loan holding company of the Company. As part of the Conversion and offering, Edgewater Bancorp, Inc. issued and sold shares of its capital stock to eligible depositors of the Company and the public pursuant to an independent valuation appraisal of the Company and Edgewater Bancorp, Inc. on a converted basis that has been conducted by an independent appraisal firm.  At December 31, 2013 the Conversion had not yet been consummated; and accordingly, the information contained in these financial statements is for that of the Company on an unconsolidated basis with Edgewater Bancorp, Inc. See Note 17 for additional information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, loan servicing rights, valuation of deferred tax assets, other-than-temporary impairments (OTTI) and fair values of financial instruments.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2013 and 2012, the Company had no cash equivalents.

At December 31, 2013, none of the Company’s cash accounts at nonfederal government or governmental related entities exceeded federally insured limits, which is $250,000 per covered institution.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below amortized cost when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income.  Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income,

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans. In restructuring the loan, the Company attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan.  A troubled debt restructuring (TDR) occurs when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.

Nonaccrual loans, including TDRs that have not met the six month minimum performance criterion, are reported in this report as non-performing loans. For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is questionable under the terms of the loan agreement. Most generally, this is at 90 or more days past due.

With regard to determination of the amount of the allowance for credit losses, restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation.  Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives for premises and equipment are as follows:

Buildings	39 years
Building and land improvements	10 years
Furniture, fixtures and equipment	3-7 years

Other Real Estate

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from other real estate.

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  The Company subsequently measures each class of servicing asset using either the fair value or the amortization method.  Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.  Amortized mortgage servicing rights include commercial mortgage servicing rights.  Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income.  The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to noninterest income.

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment.  Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

extent that fair value is less than the carrying amount of the servicing assets for that tranche.  The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment.  Changes in valuation allowances, if any, are reported with mortgage banking activities on the statements of operations.  Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and servicing fee income are included with mortgage banking activities on the statements of operations.

Off-Balance Sheet Instruments

In the ordinary course of business, the Company has entered into commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes).  The income tax accounting guidance results in two components of income tax expense:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.  With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010.

The Company recognizes interest and penalties, if any, on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes.  Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities.

Note 2:                                     Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required was $502,000 and $376,000 at December 31, 2013 and 2012, respectively.

Note 3:                                     Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and federal agency	$6,557,658	$9,682	$126,202	$6,441,138
State and political subdivisions	3,359,021	18,008	39,304	3,337,725
Mortgage-backed - GSE residential	4,224,511	36,873	30,254	4,231,130
Collateralized mortgage obligations-GSE	1,587,606	9,908	13,967	1,583,547

Total available-for-sale securities	$15,728,796	$74,471	$209,727	$15,593,540

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and federal agency	$4,039,735	$52,673	$—	$4,092,408
State and political subdivisions	2,051,200	36,095	342	2,086,953
Mortgage-backed - GSE residential	5,716,334	99,830	6,317	5,809,847
Collateralized mortgage obligations-GSE	2,511,287	54,850	—	2,566,137

Total available-for-sale securities	$14,318,556	$243,448	$6,659	$14,555,345

The amortized cost and fair value of available-for-sale securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2013
	Amortized	Fair
	Cost	Value

Within one year	$1,506,264	$1,513,109
After one through five years	8,410,415	8,265,754
After five through ten years	—	—
After ten years	—	—
	9,916,679	9,778,863
Mortgage-backed - GSE residential	4,224,511	4,231,130
Collateralized mortgage obligations-GSE	1,587,606	1,583,547

	$15,728,796	$15,593,540

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $459,263 and $642,607 at December 31, 2013 and 2012, respectively.

For the year ended December 31, 2013, there were no sales of securities available for sale.  For the year ended December 31, 2012, gross gains amounted to $16,921 and gross losses amounted to $1,110, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2013 and 2012, was $10,024,662 and $948,120, which is approximately 64% and 6%, respectively, of the Company’s available-for-sale investment portfolio.  These declines primarily resulted from recent increases in market interest rates since the securities were purchased.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Management believes the declines in fair value for these securities are temporary.

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

	2013
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale Securities
U.S. Government and federal agency	$4,423,805	$126,202	$—	$—	$4,423,805	$126,202
State and political subdivisions	2,015,891	39,304	—	—	2,015,891	39,304
Mortgage-backed - GSE residential	2,948,777	30,254	—	—	2,948,777	30,254
Collateralized mortgage obligations-GSE	636,189	13,967	—	—	636,189	13,967

	$10,024,662	$209,727	$—	$—	$10,024,662	$209,727

	2012
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale Securities
State and political subdivisions	$294,658	$342	$—	$—	$294,658	$342
Mortgage-backed - GSE residential	653,462	6,317	—	—	653,462	6,317

	$948,120	$6,659	$—	$—	$948,120	$6,659

The unrealized losses on the Company’s investments in direct obligations of U.S. Government and federal agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 4:                                     Loans and Allowance for Loan Losses

Classes of loans at December 31, 2013 and 2012, include:

	2013	2012
Real estate loans:
Residential 1-4 family	$43,612,578	$44,497,096
Commercial	24,705,387	27,760,588
Construction and land	1,618,445	1,001,670
Commercial and industrial	5,524,011	4,187,529
Consumer loans:
Home equity loans and lines of credit	10,984,782	12,122,121
Other consumer loans	672,560	399,230
Gross loans	87,117,763	89,968,234

Less
Net deferred loan costs	(35,416)	(32,984)
Allowance for loan losses	1,061,141	1,504,169

Net loans	$86,092,038	$88,497,049

Risk characteristics applicable to each segment of the loan portfolio are described as follows.

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

Commercial Real Estate including Construction and Land:  Commercial real estate loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Construction and land real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners.  Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained.  These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.  Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s market areas.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Commercial and Industrial:  The commercial and industrial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions.  The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation.  Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

The following tables present by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2013 and 2012, and the recorded investment in loans and impairment method as of December 31, 2013 and 2012:

	2013
	Residential	Commercial	Commercial	Other
	1-4 Family	Real Estate	and Industrial	Consumer	Total
Allowance for loan losses
Balance, beginning of year	$243,867	$1,089,654	$32,663	$137,985	$1,504,169
Provision (credit) for loan losses	133,163	(19,670)	431,844	94,663	640,000
Loans charged to the allowance	(202,262)	(483,426)	(351,239)	(88,007)	(1,124,934)
Recoveries of loans previously charged off	13,557	773	25,000	2,576	41,906

Balance, end of year	$188,325	$587,331	$138,268	$147,217	$1,061,141

Ending balance: individually evaluated for impairment	$16,704	$3,447	$—	$2,328	$22,479

Ending balance: collectively evaluated for impairment	$171,621	$583,884	$138,268	$144,889	$1,038,662

Loans
Ending balance	$43,612,578	$26,323,832	$5,524,011	$11,657,342	$87,117,763

Ending balance individually evaluated for impairment	$3,245,415	$1,777,437	$—	$237,558	$5,260,410

Ending balance collectively evaluated for impairment	$40,367,163	$24,546,395	$5,524,011	$11,419,784	$81,857,353

	2012
	Residential	Commercial	Commercial	Other
	1-4 Family	Real Estate	and Industrial	Consumer	Total
Allowance for loan losses
Balance, beginning of year	$360,126	$980,990	$11,646	$90,151	$1,442,913
Provision (credit) for loan losses	(63,902)	740,181	21,017	192,704	890,000
Loans charged to the allowance	(53,825)	(635,653)	—	(155,670)	(845,148)
Recoveries of loans previously charged off	1,468	4,136	—	10,800	16,404

Balance, end of year	$243,867	$1,089,654	$32,663	$137,985	$1,504,169

Ending balance: individually evaluated for impairment	$68,000	$400,000	$—	$25,000	$493,000

Ending balance: collectively evaluated for impairment	$175,867	$689,654	$32,663	$112,985	$1,011,169

Loans
Ending balance	$44,497,096	$28,762,258	$4,187,529	$12,521,351	$89,968,234

Ending balance individually evaluated for impairment	$2,969,410	$3,443,380	$—	$79,104	$6,491,894

Ending balance collectively evaluated for impairment	$41,527,686	$25,318,878	$4,187,529	$12,442,247	$83,476,340

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Specific:  The financial statements may be missing, outdated, of poor quality, or lacking in important details.  Financial condition is below the industry average.  The borrower may be experiencing negative trends and/or erratic or unstable financial performance.  The borrower may have suffered a loss in a recent period; however, losses have not been of the magnitude to have adversely affected the balance sheet.  The borrower generally adheres to repayment schedules for principal and consistently for interest.  Cash flow from primary sources has generally been adequate but, if existing trends continue may not be adequate to meet projected debt service requirements in the future.  The borrower may have violated one or more financial or other covenants, but such has not materially impacted financial condition or performance.  Industry outlook may be unfavorable.  The integrity and quality of management remains good; however, management depth may be limited.

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

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

The following table presents the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity as of December 31, 2013 and 2012:

	2013
	Residential	Commercial	Construction	Commercial		Other
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total

Pass (1-4)	$42,899,910	$21,414,636	$1,341,806	$5,059,361	$10,828,478	$672,560	$82,216,751
Special Mention (5)	—	798,627	250,000	—	—	—	1,048,627
Substandard (6)	712,668	2,492,124	26,639	464,650	156,304	—	3,852,385
Doubtful (7)	—	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—	—

Total	$43,612,578	$24,705,387	$1,618,445	$5,524,011	$10,984,782	$672,560	$87,117,763

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	2012
	Residential	Commercial	Construction	Commercial		Other
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total

Pass (1-4)	$42,944,591	$23,773,243	$863,651	$3,673,867	$12,031,262	$399,230	$83,685,844
Special Mention (5)	—	1,249,219	—	42,866	—	—	1,292,085
Substandard (6)	1,354,004	2,458,126	138,019	470,796	90,859	—	4,511,804
Doubtful (7)	198,501	280,000	—	—	—	—	478,501
Loss (8)	—	—	—	—	—	—	—

Total	$44,497,096	$27,760,588	$1,001,670	$4,187,529	$12,122,121	$399,230	$89,968,234

The Bank evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.  No significant changes were made to either during the past year.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2013 and 2012:

	2013
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg

Residential 1-4 family	$1,583,953	$537,596	$529,097	$2,650,646	$40,961,932	$43,612,578	$—
Commercial real estate	—	—	16,862	16,862	24,688,525	24,705,387	—
Construction and land	32,418	—	26,639	59,057	1,559,388	1,618,445	—
Commercial and industrial	—	—	—	—	5,524,011	5,524,011	—
Home equity	54,136	51,663	156,304	262,103	10,722,679	10,984,782	—
Other consumer	1,565	9,144	—	10,709	661,851	672,560	—

	$1,672,072	$598,403	$728,902	$2,999,377	$84,118,386	$87,117,763	$—

	2012
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg

Residential 1-4 family	$1,318,609	$512,331	$1,402,613	$3,233,553	$41,263,543	$44,497,096	$149,388
Commercial real estate	—	280,902	280,000	560,902	27,199,686	27,760,588	—
Construction and land	—	—	115,025	115,025	886,645	1,001,670	—
Commercial and industrial	42,866	—	—	42,866	4,144,663	4,187,529	—
Home equity	96,521	21,883	11,755	130,159	11,991,962	12,122,121	11,755
Other consumer	4,873	—	—	4,873	394,357	399,230	—

	$1,462,869	$815,116	$1,809,393	$4,087,378	$85,880,856	$89,968,234	$161,143

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The following table presents impaired loans and specific valuation allowance based on class level for the years ended December 31, 2013 and 2012:

	2013
	Residential	Commercial	Construction	Commercial		Other
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total

Impaired loans without a specific allowance:

Recorded investment	$1,904,315	$1,063,947	$170,071	$—	$—	$—	$3,138,333
Unpaid principal balance	2,008,561	1,222,080	171,073	—	—	—	3,401,714

Impaired loans with a specific allowance:

Recorded investment	1,341,100	543,419	—	—	237,558	—	2,122,077
Unpaid principal balance	1,376,123	680,219	—	—	240,295	—	2,296,637
Specific allowance	16,704	3,447	—	—	2,328	—	22,479

Total impaired loans:

Recorded investment	3,245,415	1,607,366	170,071	—	237,558	—	5,260,410
Unpaid principal balance	3,384,684	1,902,299	171,073	—	240,295	—	5,698,351
Specific allowance	16,704	3,447	—	—	2,328	—	22,479

	2012
	Residential	Commercial	Construction	Commercial		Other
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total

Impaired loans without a specific allowance:

Recorded investment	$2,700,428	$1,943,108	$383,989	$—	$—	$—	$5,027,525
Unpaid principal balance	2,740,339	2,094,796	484,609	—	—	—	5,319,744

Impaired loans with a specific allowance:

Recorded investment	268,982	943,397	172,886	—	79,104	—	1,464,369
Unpaid principal balance	328,334	948,678	172,886	—	79,600	—	1,529,498
Specific allowance	68,000	300,000	100,000	—	25,000	—	493,000

Total impaired loans:

Recorded investment	2,969,410	2,886,505	556,875	—	79,104	—	6,491,894
Unpaid principal balance	3,068,673	3,043,474	657,495	—	79,600	—	6,849,242
Specific allowance	68,000	300,000	100,000	—	25,000	—	493,000

The following presents by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2013 and 2012:

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	2013
	Residential	Commercial	Construction	Commercial		Other
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total

Average recorded investment in impaired loans	$3,236,448	$2,183,119	$306,350	$—	$127,820	$—	$5,853,737
Interest income recognized	107,053	21,949	—	—	1,033	—	130,035
Interest income recognized on a cash basis	103,188	21,314	—	—	1,033	—	125,535

	2012
	Residential	Commercial	Construction	Commercial		Otjer
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total

Average recorded investment in impaired loans	$1,702,955	$3,228,345	$606,258	$—	$53,600	$—	$5,591,158
Interest income recognized	37,301	21,596	—	—	—	—	58,897
Interest income recognized on a cash basis	37,027	7,144	—	—	—	—	44,171

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The following table presents the Bank’s nonaccrual loans at December 31, 2013 and 2012.  This table excludes performing troubled debt restructurings.

	2013	2012

Residential 1-4 family	$1,237,062	$1,784,162
Commercial real estate	841,612	907,607
Construction and land	26,639	395,025
Commercial and industrial	—	42,866
Home equity	207,967	42,657
Other consumer	—	—

	$2,313,280	$3,172,317

At December 31, 2013 and 2012, the Company had a number of loans that were modified in troubled debt restructurings and impaired.  The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding troubled debt restructurings by class for the year ended December 31, 2013 and 2012.

Newly classified troubled debt restructurings:

	2013			2012
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance

Residential 1-4 family	2	$317,908	$317,908	9	$2,493,489	$2,493,489
Commercial real estate	1	308,000	308,000	3	1,172,969	1,172,969
Construction and land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Home equity	—	—	—	1	79,621	79,621
Other consumer	—	—	—	—	—	—

	3	$625,908	$625,908	13	$3,746,079	$3,746,079

The troubled debt restructurings described above increased the allowance for loan losses by $5,338 and $225,000 and resulted in no charge offs during years ended December 31, 2013 and 2012, respectively.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Newly restructured loans by type of modification:

	2013
	Interest			Total
	Only	Term	Combination	Modification

Residential 1-4 family	$—	$7,284	$310,624	$317,908
Commercial real estate	308,000	—	—	308,000
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

	$308,000	$7,284	$310,624	$625,908

	2012
	Interest			Total
	Only	Term	Combination	Modification

Residential 1-4 family	$1,045,481	$87,500	$1,360,508	$2,493,489
Commercial real estate	819,995	—	352,974	1,172,969
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	79,621	—	79,621
Other consumer	—	—	—	—

	$1,865,476	$167,121	$1,713,482	$3,746,079

Troubled debt restructurings modified in the past 12 months that subsequently defaulted:

	2013		2012
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance

Residential 1-4 family	—	$—	2	$136,640
Commercial real estate	1	172,886	2	607,122
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	1	77,073	—	—
Other consumer	—	—	—	—

	2	$249,959	4	$743,762

As of December 31, 2013, borrowers with loans designated as TDRs and totaling $2,014,058 of residential 1-4 family loans, $443,705 of commercial real estate loans and $23,885 of home equity loans, met the criteria for placement on accrual status.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

As of December 31, 2012, borrowers with loans designated as TDRs and totaling $1,579,372 of residential 1-4 family loans, $341,051 of commercial real estate loans, $268,964 of construction and land loans and $24,642 of home equity loans, met the criteria for placement on accrual status.

This criteria is a minimum of six months of payment performance under existing or modified terms.

Note 5:                                     Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2013	2012

Land	$947,901	$987,901
Land improvements	351,504	378,411
Buildings and improvements	4,893,320	4,975,168
Furniture, fixtures and equipment	3,895,245	3,928,111
Construction in progress	—	574,250
Total cost	10,087,970	10,843,841
Accumulated depreciation	(5,614,280)	(6,230,428)

Net premises and equipment	$4,473,690	$4,613,413

Approximately $222,000 in net premises and equipment included above are related to the pending sale of the Decatur branch.  These assets are considered to be held for sale at December 31, 2013, and are recorded at their estimated fair value.  In adjusting the assets to fair value, the Company recorded an impairment loss of $6,588 which is included in other noninterest expense in the accompanying consolidated statements of operations.  Due to the immaterial amount, these assets have not been segregated on the consolidated balance sheets.

Note 6:                                     Loan Servicing

The Company accounts for loan servicing rights applicable to serviced loans originated prior to January 1, 2011, using the fair value method of accounting and are considered a specific class.  Loan servicing rights applicable to serviced loans originated after January 1, 2011, are valued using the amortization method and are considered a different specific class.  Under both methods, the mortgage servicing rights are recorded at fair value at inception.  Under the fair value method, the asset continues to be recorded at fair value each reporting period, with changes in fair value being recorded through noninterest income.  Under the amortization method, the recorded asset is amortized over its estimated life.

The fair value method approach of accounting was adopted because the Company believed the fair values of servicing rights were substantially undervalued and thus understated on the balance sheet.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Subsequent valuation adjustments for servicing assets related to loan originations prior to January 1, 2011, will be made to noninterest income and included in mortgage banking activities in the statement of operations.

The amortized cost approach of accounting for loan servicing rights applicable to serviced loans originated after January 1, 2011, was adopted because the Company no longer desired to have the variability of fair value changes impact the consolidated statements of operations.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  The unpaid principal balances of mortgage and other loans serviced for others was $76,659,000 and $74,921,000 at December 31, 2013 and 2012, respectively.

The following summarizes the activity pertaining to mortgage servicing rights measured using the amortization method.  There were no valuation allowance recorded or reversed during 2013 or 2012.

	2013	2012

Balance, beginning of year	$320,235	$98,424
Additions	137,019	269,294
Amortization	(92,255)	(47,483)

Balance, end of year	$364,999	$320,235

Fair value as of the beginning of the year	$320,235	$112,284
Fair value as of the end of the year	543,975	320,235

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2013 and 2012:

	2013	2012

Balance, beginning of year	$230,655	$344,444
Additions		—
Change in fair value adjusted through earnings	(82,484)	(113,789)

Balance, end of year	$148,171	$230,655

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 7:                                     Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets (consisting of core deposit intangibles relating to a previous deposit purchase) at December 31, 2013 and 2012 were:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposits intangibles	$927,256	$927,256	$927,256	$875,284

Amortization expense for the years ended December 31, 2013 and 2012, was $51,972 and $62,367, respectively.

Note 8:                                     Deposits

	2013	2012

Noninterest-bearing demand deposits	$12,188,447	$9,947,356
Interest-bearing demand deposits	17,605,503	16,773,885
Money market	27,108,422	25,049,973
Savings	13,413,009	12,600,440
Certificates of deposit	37,755,645	42,036,387

Total deposits	$108,071,026	$106,408,041

Interest-bearing deposits in denominations of $100,000 or more were $10,576,028 at December 31, 2013, and $10,784,442 at December 31, 2012.

At December 31, 2013 and 2012, the Bank had deposits from executive officers, directors and their affiliates (related parties), of $1,041,453 and $122,065, respectively.  In management’s opinion, such deposits were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

At December 31, 2013, the scheduled maturities of time deposits are as follows:

2014	$27,681,448
2015	4,313,109
2016	2,892,122
2017	1,835,515
2018	888,448
Thereafter	145,003

$37,755,645

Note 9:                                     Borrowings

Federal Home Loan Bank advances totaled $0 and $5,000,000 at December 31, 2013 and 2012, respectively.  Federal Home Loan Bank advances and line of credit are secured by mortgage loans totaling $24.0 million and $30.0 million at December 31, 2013 and 2012, respectively.  Advances, at interest rates from .46 percent to .50 percent were subject to restrictions or penalties in the event of prepayment as of December 31, 2012.  All outstanding advances matured during 2013.  The Bank has a $2.0 million line of credit with the Federal Home Loan Bank and a $2.0 million federal funds line with United Bankers Bank, none of which was outstanding at December 31, 2013.

Note 10:                              Income Taxes

The provision (credit) for income taxes includes these components:

	2013	2012

Taxes currently payable	$—	$—
Deferred income taxes	—	—

Income tax expense (benefit)	$—	$—

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2013	2012

Computed at the statutory rate (34%)	$(548,887)	$(261,524)
Increase (decrease) resulting from
Tax exempt interest	(13,647)	(10,806)
Changes in the deferred tax asset valuation allowance	566,553	289,431
Other	(4,019)	(17,101)

Actual tax expense (benefit)	$—	$—

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2013	2012
Deferred tax assets
Allowance for loan losses	$369,790	$526,760
Valuation of other real estate	19,333	27,091
Net operating loss carryforward	3,021,485	2,230,575
Charitable contribution carryforward	39,911	36,762
Unrealized loss on available-for-sale securities	45,987	—
Other	—	53,770

Total assets	3,496,506	2,874,958

Deferred tax liabilities
Depreciation	(265,295)	(223,348)
State tax	—	(32,979)
Unrealized gain on available-for-sale securities	—	(80,508)
Mortgage-servicing rights	—	(112,146)
Deferred loan fees	(12,342)	—
FHLB stock dividends	(48,317)	(48,555)
Other	(88,387)	—

Total liabilities	(414,341)	(497,536)

Net deferred tax asset before valuation allowance	3,082,165	2,377,422

Valuation allowance
Beginning balance	(2,377,422)	(2,087,991)
Increase during the period	(704,743)	(289,431)

Ending balance	(3,082,165)	(2,377,422)

Net deferred tax asset (liability)	$—	$—

As of December 31, 2013, the Company has approximately $8.6 million of federal net operating loss carryforwards that begin expiring in 2029 and approximately $1.3 million of state net operating loss carryforwards that begin expiring in 2024.

Retained earnings at December 31, 2013 and 2012, include approximately $702,000 for which no deferred federal income tax liability has been recognized.  These amounts represent an allocation of income to bad debt deductions for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 11:                              Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below).  Management believes, as of December 31, 2013 and 2012, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from Office of Comptroller of the Currency categorized the Company as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Company’s category.

The Company’s actual capital amounts and ratios are also presented in the following table.

			Minimum Amount		Minimum Amount
			Required for		To Be Well
	Actual		Adequate Capital(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2013
Total capital(1) (to risk-weighted assets)	$10,384	13.54%	$6,137	8.00%	$7,672	10.00%
Tier I capital(1) (to risk-weighted assets)	9,424	12.28	3,069	4.00	4,603	6.00
Tier I capital(1) (to average assets)	9,424	7.75	4,864	4.00	6,080	5.00

December 31, 2012
Total capital(1) (to risk-weighted assets)	$11,929	14.91%	$6,399	8.00%	$7,999	10.00%
Tier I capital(1) (to risk-weighted assets)	10,923	13.66	3,200	4.00	4,799	6.00
Tier I capital(1) (to average assets)	10,923	8.85	4,935	4.00	6,168	5.00

(1) As defined by regulatory agencies

Effective October 20, 2009, the Company entered into a formal consent agreement with its primary regulator (formerly the Office of Thrift Supervision who functions were transferred to the Office of the Comptroller of the Currency (OCC) on July 21, 2012).  Effective February 2, 2013, the OCC terminated the consent order.  On January 23, 2013, the Company received notice from the OCC that it was subject to certain individual minimum capital ratio requirements.  At December 31, 2013, the Company was in compliance with the requirements.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 12:                              Employee Benefits

The Company has a retirement savings 401(k) plan which covers all full-time employees who are age 21 or older and who have worked 1,000 hours and completed six months of service.  Employees may contribute up to 25% of their compensation up to a maximum of $16,500 a year with the Company matching 50% of the employee’s contribution on the first 6% of the employee’s compensation.  Employer contributions charged to expense for the years ended December 31, 2013 and 2012, were $42,212 and $40,000, respectively.

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Plan), an industry-wide, tax-qualified defined-benefit pension plan.  The Pentegra Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Pentegra Plan operates as a multiemployer plan for accounting purposes and as a multiple employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  There are no collective bargaining agreements in place that require contributions to the Pentegra Plan.  The Pentegra Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities.

The risks of participating in a multiemployer plan are different from a single-employer plan in the following aspects:

1.              Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

2.              If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

3.              If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company froze the benefits in the Pentegra Plan effective June 1, 2010.  Full-time employees of the Company who had attained at least 21 years of age and completed one year of service were eligible to participate in the Pentegra Plan.  In addition, employees who would have been eligible after June 1, 2010, are not eligible to participate.  No further benefits will accrue subsequent to the freeze, and the freeze does not reduce the benefits accrued up to the date of the freeze.

Pension expense related to this plan was $91,031 and $134,597 for years ended December 31, 2013 and 2012.

Calculations to determine full-funding status are made annually by the third-party plan administrator as of June 30.  At June 30, 2013 and 2012, the funding target, which is defined as the market value of plan assets divided by the plan liabilities, of the Company’s portion of the Pentegra Plan was 67.25% and 81.52%, respectively, funded.

Total contributions by all employer participants in the Pentegra Plan, as reported on Form 5500, totaled $196,473,170 and $299,729,365, respectively, for the plan years ended June 30, 2012 and 2011.  The Company’s contributions to the Pentegra Plan totaled $136,127 and $94,973, respectively, for the years ended December 31, 2013 and 2012, respectively, and do not represent more than 5% of the total contributions made by all employer participants in the Pentegra Plan.  There have been no significant changes that affect the comparability of 2013 and 2012

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

contributions.  Given the current interest rate environment, the lower asset valuations, and other factors impacting the operations of the Pentegra Plan, it is likely that our future funding obligations could increase.

Note 13:                              Disclosures About Fair Value of Assets and Liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1                        Quoted prices in active markets for identical assets or liabilities

Level 2                        Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3                        Unobservable inputs supported by little or no market activity and are significant to the fair value of the assets or liabilities

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

	December 31, 2013
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$6,441,138	$—	$6,441,138	$—
State and political subdivisions	3,337,725	—	3,337,725	—
Mortgage-backed - GSE residential	4,231,130	—	4,231,130	—
Collateralized mortgage obligations-GSE	1,583,547	—	1,583,547	—
Mortgage servicing rights	148,171	—	—	148,171

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	December 31, 2012
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Government and federal agency	$4,092,408	$—	$4,092,408	$—
State and political subdivisions	2,086,953	—	2,086,953	—
Mortgage-backed - GSE residential	5,809,847	—	5,809,847	—
Collateralized mortgage obligations-GSE	2,566,137	—	2,566,137	—
Mortgage servicing rights	230,655	—	—	230,655

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the years ended December 31, 2013 and 2012.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows.  Such securities are classified in Level 2 of the valuation hierarchy including U.S. Government and federal agencies, state and political subdivisions, mortgage-backed securities, and collateralized mortgage obligations.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate, prepayment speed and default rate.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Mortgage servicing rights are tested for impairment on a quarterly basis.  The Chief Financial Officer’s (CFO) office contracts with a pricing specialist to generate fair value estimates on at least an annual basis.  The CFO’s office challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2013	2012

Balance, beginning of year	$230,655	$344,444
Total changes in fair value included in earnings	(82,484)	(113,789)

Balance, end of year	$148,171	$230,655

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013

Other real estate owned	$234,000	$—	$—	$234,000
Collateral-dependent impaired loans	2,099,598	—	—	2,099,598

December 31, 2012

Other real estate owned	$1,945,565	$—	$—	$1,945,565
Collateral-dependent impaired loans	1,442,222	—	—	1,442,222

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Other Real Estate Owned

Other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the CFO’s office.  Appraisals are reviewed for accuracy and consistency by the CFO’s office.  Appraisers are selected from the list of approved appraisers maintained by management.

Collateral-Dependent Impaired Loans, Net of ALLL

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

Unobservable (Level 3) Inputs:

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At December 31, 2013:

Other real estate owned	$234,000	Market comparable properties	Comparability adjustment (%)	Not available

Collateral-dependent impaired loans	2,099,598	Market comparable properties	Marketability discount	10% - 15% (12%)

Mortgage servicing rights	148,171	Discounted cash flow	Constant prepayment rate	14% - 24% (19.2%)
			Probability of default	1% - 8% (5.8%)
			Discount rate	5.8% - 12.9% (8.4%)

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At December 31, 2012:

Other real estate owned	$1,945,565	Market comparable properties	Comparability adjustment (%)	Not available

Collateral-dependent impaired loans	1,442,222	Market comparable properties	Marketability discount	10% - 15% (12%)

Mortgage servicing rights	230,655	Discounted cash flow	Constant prepayment rate	14% - 24% (19.2%)
			Probability of default	1% - 8% (5.8%)
			Discount rate	5.8% - 12.9% (8.4%)

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Mortgage Servicing Rights

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing rights are discount rates, conditional prepayment rates and probability of default.  Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
At December 31, 2013:

Financial assets:
Cash and cash equivalents	$10,322,076	$10,322,076	$—	$—
FHLB Stock	1,408,200	—	1,408,200	—
Loans	86,092,038	—	—	86,442,000
Accrued interest receivable	312,615	—	312,615	—
Mortgage servicing rights	364,999	—	—	543,975

Financial liabilities:
Deposits	108,071,026	12,188,447	96,083,579	—
Accrued interest payable	1,032	—	1,032	—

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
At December 31, 2012:

Financial assets:
Cash and cash equivalents	$9,022,796	$9,022,796	$—	$—
FHLB Stock	1,408,200	—	1,408,200	—
Loans held for sale	683,000	—	683,000
Loans	88,497,049	—	—	88,973,000
Accrued interest receivable	318,160	—	318,160	—
Mortgage servicing rights	320,235	—	—	320,235

Financial liabilities:
Deposits	106,408,041	9,947,356	96,800,644	—
FHLB advances	5,000,000	—	5,008,000	—
Accrued interest payable	2,169	—	2,169	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Cash and Cash Equivalents

The carrying amount approximates fair value.

Loans Held For Sale

The carrying amount approximates fair value due to the insignificant time between origination and date of sale.  The carrying amount is the amount funded and accrued interest.

Loans

Fair value is estimated by discounting the future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities.  The market rates used are based on current rates the Banks would impose for similar loans and reflect a market participant assumption about risks associated with nonperformance, illiquidity, and the structure and term of the loans along with local economic and market conditions.

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

Note 14:                              Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in the footnote regarding loans.  Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

commitments and credit risk.  Other significant estimates and concentrations not discussed in those footnotes include:

Investments

The Company invests in various investment securities.  Investment securities are exposed to various risks such as interest rate, market and credit risks.  Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such change could materially affect the amounts reported in the accompanying balance sheets.

Note 15:                              Commitments and Credit Risk

The Company maintains off-balance sheet investments in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet.  The Company’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the face amount of these instruments.  Commitments to extend credit are recorded when they are funded and standby letters of credit are carried at fair value.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management’s credit assessment of the borrower.

Fair value of the Company’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At December 31, 2013 and 2012, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Loan commitments and standby letters of credit outstanding as December 31, 2013 and 2012, were as follows:

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	2013	2012

Commitments to extend credit - variable rate	$12,257,541	$12,217,936
Commitments to extend credit - fixed rate	780,604	3,402,215
Standby letters of credit	23,000	23,000

Note 16:                              Recent Accounting Pronouncements

Accounting Standards Update No. 2013-04 — Liabilities (Topic 405). On February 28, 2013, FASB issued ASU 2013-04. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.  The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF12D — Liabilities (Topic 405) which has been deleted.

The amendments in this Update are effective for fiscal years beginning after December 31, 2013.  Early adoption is permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-07 — Presentation of Financial Statements (Topic 205). On April 22, 2013, FASB issued ASU 2013-07.  The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-210  — Presentation of Financial Statements (Topic 205), which has been deleted.

The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-11- Income Taxes (Topic 740).  In July 2013, FASB issued ASU 2013-11.  This update pertains to the unrecognized tax benefit when a net operating loss carry forward, a similar tax loss or a tax credit carry forward exists.  The ASU is intended to end the varying ways that entities present these situations since GAAP is non-specific and leads to diversity in practice.  The new standard deems that any unrecognized tax benefit or portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward except for certain defined situations.

The amendments in this Update are effective for fiscal years beginning after December 15, 2013.  Early adoption is permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Note 17:                              Plan of Conversion and Change in Corporate Form

On January 16, 2014, the Company converted into a stock savings bank structure with the establishment of a stock holding company, Edgewater Bancorp, Inc. (New Company), as parent of the Company. The Company converted to the stock form of ownership, followed by the issuance of all of the Company’s outstanding stock to the New Company. A total of 667,898 shares of the New Company were issued at $10.00 per share for total gross offering proceeds of $6,678,980. In addition, the Company’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering, for a total of $534,310. The New Company is incorporated under the laws of the State of Maryland and owns all of the outstanding common stock of the Company.

The conversion costs will be deducted from the sales proceeds of the offering. Conversion costs incurred for the year ended December 31, 2013 were $753,964, which are included in other assets in the consolidated balance sheets.  No conversion costs were incurred in 2012.

In accordance with federal regulations, at the time of the conversion, the Company established a parallel liquidation account.  The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Company after the reorganization.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Company, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Company may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The conversion will be accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities and equity unchanged as a result.

Stock conversion proceeds held in escrow totaling $3,076,038 as of December 31, 2013, are the funds received, or held, from potential investors as part of the subscription offering.

Note 18:                              Subsequent Events

On August 30, 2013, the Company entered into a Purchase and Assumption Agreement (Purchase Agreement) with a credit union (Credit Union).  The Purchase Agreement set forth the terms and conditions for the Credit Union to acquire certain assets and assume certain liabilities of the Company’s Decatur Branch Office located at 201 North Phelps Street, Decatur, Michigan 49045.

Edgewater Bank

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The Credit Union’s acquisition of the Decatur Branch Office was subject to various customary closing conditions.  The transaction closed on January 24, 2014.

Pursuant to the Purchase Agreement, the Credit Union acquired the following assets of the Decatur Branch Office:  (i)  the real estate, buildings and fixtures relating to operation of the Decatur Branch Office; (ii)  certain fixed assets and tangible personal property in use at the Decatur Branch Office: (iii)  certain contracts; (iv) cash on hand; (v)  certain prepaid expenses; (vi)  records related to the deposit liabilities; and (vii)  the rights of action and claims related to the assets, except to the extent exclusively relating to excluded liabilities.  In addition, the Credit Union assumed substantially all deposits associated with the Decatur Branch Office.

In consideration for this transaction, the Credit Union paid the Company $215,000, subject to some adjustments, and the aggregate amount of the cash on hand at closing.  This purchase price was reduced by the deposits assumed by the Credit Union at closing.  At closing, these deposits totaled approximately $13,300,000.

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

Edgewater Bank

St. Joseph, Michigan

We have audited the accompanying consolidated balance sheets of Edgewater Bank as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edgewater Bank as of December 31, 2013 and 2012, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Fort Wayne, Indiana

March 28, 2014