Form 10-Q
period 2014-03-31
Edgewater Bancorp, Inc.
filed 2014-05-15
CIK 1584770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014, there were issued and outstanding 667,898 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Edgewater Bancorp, Inc.

Form 10-Q

Part I. — Financial Information

Financial Statements

Edgewater Bancorp, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$609,961	$683,930
Interest-bearing demand deposits in banks	7,427,918	9,638,146
Cash and cash equivalents	8,037,879	10,322,076

Available-for-sale securities	15,253,730	15,593,540
Federal Home Loan Bank (FHLB) stock	1,408,200	1,408,200
Loans held for sale	369,227	—
Loans receivable, net of allowance for losses of $1,131,611 and $1,061,141, respectively	86,534,417	86,092,038
Premises and equipment, net	4,157,041	4,473,690
Other real estate, net	1,028,000	1,168,796
Interest receivable	321,292	312,615
Mortgage servicing rights (includes $138,288 and $148,171, respectively, carried at fair value)	486,943	513,170
Other assets	456,014	1,242,327

Total assets	$118,052,743	$121,126,452

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$10,322,402	$12,188,446
Interest-bearing	83,221,940	95,882,580
Total deposits	93,544,342	108,071,026

Federal Home Loan Bank advances	10,000,000	—
Stock conversion proceeds in escrow	—	3,076,038
Accrued and other liabilities	709,938	690,457
Total liabilities	104,254,280	111,837,521

Commitments and contingencies

Temporary Equity
ESOP shares subject to mandatory redemption	5,530	—

Stockholders’ Equity
Common Stock-shares authorized 7,000,000: shares issued and outstanding 667,898 at $.01 par value	6,679	—
Paid-in-capital	4,687,342	—
Retained earnings	9,177,761	9,424,187
Accumulated other comprehensive loss	(78,849)	(135,256)
Total equity	13,792,933	9,288,931

Total liabilities and shareholders’ equity	$118,052,743	$121,126,452

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Interest Income
Loans, including fees	$965,899	$1,010,322
Debt securities
Taxable	42,223	42,259
Tax-exempt	12,180	8,432
Federal Home Loan Bank stock	19,522	12,389
Other	4,035	5,709
Total interest income	1,043,859	1,079,111

Interest Expense
Deposits	111,934	143,995
Federal Home Loan Bank advances	20,994	5,385
Total interest expense	132,928	149,380

Net interest income	910,931	929,731

Provision for loan losses	—	15,000

Net Interest Income After Provision for Loan Losses	910,931	914,731

Noninterest income
Service charges, deposits	89,344	117,724
Mortgage banking activities	43,176	138,480
Other	55,112	29,729
Total noninterest income	187,632	285,933

Noninterest expense
Salaries and employee benefits	640,590	575,314
Occupancy and equipment	229,189	224,390
Data processing	139,590	161,193
Loss on sale of other real estate, net	7,044	3,543
Interchange	15,594	24,900
Advertising	24,537	24,659
FDIC inurance premiums	41,400	42,456
Other real estate	8,852	49,342
Professional fees	133,174	104,124
Insurance	23,548	20,302
Other	81,471	96,727
Total noninterest expense	1,344,989	1,326,950

Net Loss Before Income Taxes	(246,426)	(126,286)

Provision for Income Taxes	—	—

Net Loss	$(246,426)	$(126,286)

Basic and Diluted Earnings (Loss) Per Share	$(0.48)	N/A

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2014	2013
	(Unaudited)

Net Loss	$(246,426)	$(126,286)

Other Comprehensive Income (Loss)

Net change in unrealized gains (losses) on investment securities available-for-sale	56,407	(16,710)

Less: reclassification adjustment for realized gains (losses) included in net loss	—	—

Other comprehensive income (loss) before income tax	56,407	(16,710)

Tax expense (benefit), net of deferred tax asset valuation impact of $19,178 and $(5,681), respectively	—	—

Comprehensive Loss	$(190,019)	$(142,996)

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	(Unaudited)
					Accumulated
					Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2014	—	$—	$—	$9,424,187	$(135,256)	$9,288,931
Issuance of common stock, net of offering costs	667,898	6,679	4,687,342	—	—	4,694,021
Net loss	—	—	—	(246,426)	—	(246,426)
Other comprehensive income	—	—	—	—	56,407	56,407

Balance at March 31, 2014	667,898	$6,679	$4,687,342	$9,177,761	$(78,849)	$13,792,933

	(Unaudited)
					Accumulated
					Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2013	—	$—	$—	$11,038,566	$236,789	$11,275,355
Net loss				(126,286)	—	(126,286)
Other comprehensive loss				—	(16,710)	(16,710)

Balance at March 31, 2013	—	$—	$—	$10,912,280	$220,079	$11,132,359

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Operating activities:
Net loss	$(246,426)	$(126,286)
Items not requiring cash:
Depreciation	119,667	130,710
Provision for loan losses	—	15,000
Amortization of premiums on securities	32,807	45,293
Change in fair value of mortgage servicing rights	9,883	27,541
Gain on sale of other real estate	(14,995)	1,581
ESOP shares earned	5,530	—
Amortization of mortgage servicing rights	25,842	20,298
Loans originated for sale	(1,509,087)	(4,364,085)
Proceeds from loan sold	1,150,396	5,502,719
Gain on sale of loans	(20,034)	(94,131)
Loss (gain) on sale of premises and equipment	1,215	(1,000)
Net change in:
Interest receivable and other assets	23,672	65,807
Interest payable and other liabilities	19,481	186,714
Net cash provided by (used in) operating activities	(402,049)	1,410,161

Investing activities:
Purchases of available-for-sale securities	—	(1,586,310)
Proceeds from calls and maturities of available-for-sale securities	363,411	735,528
Net change in loans	(649,379)	2,292,335
Proceeds from sale of other real estate	362,792	52,536
Payment for sale of branch, net	(13,112,513)
Proceeds from sale of premises and equipment	6,538	1,000
Purchases of premises and equipment	(25,772)	(86,989)
Net cash provided by (used in) investing activities	(13,054,923)	1,408,100

Financing activities:
Proceeds from stock conversion	2,371,945	—
Net change in deposits	(1,199,170)	1,775,217
Proceeds from Federal Home Loan Bank advances	10,000,000	—
Repayment of Federal Home Loan Bank advances	—	(2,000,000)
Net cash provided by (used in) financing activities	11,172,775	(224,783)

Net Change in Cash and Cash Equivalents	(2,284,197)	2,593,478

Cash and Cash Equivalents, Beginning of Period	10,322,076	9,022,796

Cash and Cash Equivalents, End of Period	$8,037,879	$11,616,274

Additional Cash Flows Information:
Interest paid	$103,627	$115,218
Loans transferred to other real estate	207,000	—
Capitalization of mortgage serving rights	9,498	44,498

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Financial Statements

Note 1:  Nature of Operations and Conversion

Edgewater Bank, a federally chartered mutual savings association (the “Bank”) is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in the Berrien, Van Buren and to a lesser extent Cass Counties, Michigan.  The Bank is subject to competition from other financial institutions.  The Bank is subject to the regulation of the certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The Banks’s wholly-owned subsidiaries, Explorer Financial Service Corporation (EFSC) and Edgewater Insurance Agency, Inc. (EIA) are included in the consolidated financial statements.  EFSC is primarily engaged in providing title insurance services and EIA is used to collect premiums and receive commissions for insurance related benefits the Bank offers its employees.

On January 16, 2014, in accordance with a Plan of Conversion and Reorganization the Bank completed a mutual—to-stock conversion pursuant to which the Bank became the wholly owned subsidiary of Edgewater Bancorp, Inc. (the “Conversion”), a Maryland stock holding corporation.  In connection with the Conversion, the Company sold 667,898 shares of common stock, at an offering price of $10 per share.  The Company’s stock began being quoted for listing on the OTC Bulletin Board on January 17, 2014 under the symbol “EGDW.”

The net proceeds from the stock offering, net of offering costs of $1,451,000, amounted to $5,228,000.

Also, in connection with the Conversion, the Bank established an employee stock ownership plan (the “ESOP”), which purchased 53,431 shares of the Company’s common stock at a price of $10 per share.

In accordance with the OCC regulations, at the time of the Conversion of the mutual bank to a stock holding company, the Company was required to substantially restrict retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account.  The liquidations account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holders’ interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Note 2:  Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, certain information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information have been condensed or omitted pursuant to such rules and regulations.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month period ended March 31, 2014, are not necessarily indicative of the results which may be expected for the entire year.  Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company as of December 31, 2013 included in Edgewater Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.  All March 31, 2013 information is the Bank only pre-conversion data.

Note 3:  Principles of Consolidation

The consolidated financial statements include the accounts of the Edgewater Bancorp, Inc. and its wholly owned subsidiary, Edgewater Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4:  Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$6,541,487	$6,574	$117,260	$6,430,801
State and political subdivisions	3,357,986	25,913	20,549	3,363,350
Mortgage-backed -GSE residential	3,996,636	24,796	24,022	3,997,410
Collateralized mortgage obligations-GSE	1,436,470	25,699	—	1,462,169

Total available-for-sale securities	$15,332,579	$82,982	$161,831	$15,253,730

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. Government and federal agency	$6,557,658	$9,682	$126,202	$6,441,138
State and political subdivisions	3,359,021	18,008	39,304	3,337,725
Mortgage-backed -GSE residential	4,224,511	36,873	30,254	4,231,130
Collateralized mortgage obligations-GSE	1,587,606	9,908	13,967	1,583,547

Total available-for-sale securities	$15,728,796	$74,471	$209,727	$15,593,540

The amortized cost and fair value of investment securities at March 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Amortized	Fair
	Cost	Value
	(Unaudited)

Within one year	$1,502,223	$1,505,286
After one through five years	8,397,250	8,288,865
After five through ten years	—	—
After ten years	—	—
	9,899,473	9,794,151
Mortgage-backed - GSE residential	3,996,636	3,997,410
Collateralized debt obligations	1,436,470	1,462,169

	$15,332,579	$15,253,730

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $422,721 at March 31, 2014 (unaudited) and $459,263 at December 31, 2013.

For the period ended March 31, 2014 and March 31, 2013, there were no sales of securities available-for-sale.

Certain investments in debt securities have fair values at an amount less than their historical cost.  Total fair value of these investments at March 31, 2014 (unaudited) and December 31, 2013 was $8,195,235 and $10,024,662, which is approximately 54% and 64%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from increases in market interest rates since the securities were purchased.

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

Investment securities with unrealized losses were as follows:

	March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$2,906,813	$59,811	$1,513,960	$57,449	$4,420,773	$117,260
State and political subdivisions	1,288,427	20,549	—	—	1,288,427	20,549
Mortgage-backed -GSE residential	2,486,035	24,022	—	—	2,486,035	24,022

	$6,681,275	$104,382	$1,513,960	$57,449	$8,195,235	$161,831

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
U.S. Government and federal agency	$4,423,805	$126,202	$—	$—	$4,423,805	$126,202
State and political subdivisions	2,015,891	39,309	—	—	2,015,891	39,309
Mortgage-backed -GSE residential	2,948,777	30,254	—	—	2,948,777	30,254
Collateralized mortgage obligations-GSE	636,189	13,967	—	—	636,189	13,967

	$10,024,662	$209,732	$—	$—	$10,024,662	$209,732

The unrealized losses on the Company’s investments in direct obligations of U.S. Government and federal agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014, and December 31, 2013.

Note 5:  Loans and Allowance

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past-due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  There were no changes in the Company’s nonaccrual policy during the three month-end periods ended March 31, 2014 (unaudited) and March 31, 2013 (unaudited).

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Categories of loans receivable include:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Real estate loans:
Residential 1-4 family	$45,194,004	$43,612,578
Commercial	24,331,354	24,705,387
Construction and land	635,608	1,618,445
Total real estate (2) (3)	70,160,966	69,936,410
Commercial and industrial	5,773,902	5,524,011
Consumer loans:
Home equity loans and lines of credit	10,965,843	10,984,782
Other consumer loans	736,293	672,560
Total consumer	11,702,136	11,657,342
Gross loans	87,637,004	87,117,763
Less
Net deferred loan costs	(29,024)	(35,416)
Allowance for loan losses	1,131,611	1,061,141
Net loans	$86,534,417	$86,092,038

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

The following presents by portfolio segment, the activity in the allowance for loan losses:

	Residential	Commercial	Commercial
	1-4 Family	Real Estate	and Industrial	Consumer	Total
	(Unaudited)
Three Months Ended March 31, 2014:
Balance, beginning of period	$188,325	$587,331	$138,268	$147,217	$1,061,141
Provision (credit) for loan losses	52,322	(97,156)	19,242	25,592	—
Loans charged to the allowance	(20,984)	—	—	—	(20,984)
Recoveries of loans previously charged off	2,300	88,754	—	400	91,454

Balance, end of period	$221,963	$578,929	$157,510	$173,209	$1,131,611

Three Months Ended March 31, 2013:
Balance, beginning of period	$243,867	$1,089,654	$32,663	$137,985	$1,504,169
Provision (credit) for loan losses	(41,354)	30,161	(3,365)	29,558	15,000
Loans charged to the allowance	—	—	—	(20,147)	(20,147)
Recoveries of loans previously charged off	300	—	—	300	600

Balance, end of period	$202,813	$1,119,815	$29,298	$147,696	$1,499,622

The following presents the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2014 and December 31, 2013:

	Residential	Commercial	Commercial
	1-4 Family	Real Estate	and Industrial	Consumer	Total
	(Unaudited)
At March 31, 2014:
Allowance:
Balance, end of period	$221,963	$578,929	$157,510	$173,209	$1,131,611
Ending balance: individually evaluated for impairment	$24,228	$—	$—	$2,945	$27,173
Ending balance: collectively evaluated for impairment	$197,735	$578,929	$157,510	$170,264	$1,104,438
Loans:
Ending balance	$45,194,004	$24,966,962	$5,773,902	$11,702,136	$87,637,004
Ending balance individually evaluated for impairment	$2,999,869	$1,694,649	$—	$281,518	$4,976,036
Ending balance collectively evaluated for impairment	$42,194,135	$23,272,313	$5,773,902	$11,420,618	$82,660,968

	Residential	Commercial	Commercial
	1-4 Family	Real Estate	and Industrial	Consumer	Total
At December 31, 2013:
Allowance:
Balance, end of period	$188,325	$587,331	$138,268	$147,217	$1,061,141
Ending balance: individually evaluated for impairment	$16,704	$3,447	$—	$2,328	$22,479
Ending balance: collectively evaluated for impairment	$171,621	$583,884	$138,268	$144,889	$1,038,662
Loans:
Ending balance	$43,612,578	$26,323,832	$5,524,011	$11,657,342	$87,117,763
Ending balance individually evaluated for impairment	$3,245,415	$1,777,437	$—	$237,558	$5,260,410
Ending balance collectively evaluated for impairment	$40,367,163	$24,546,395	$5,524,011	$11,419,784	$81,857,353

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2014:

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total
	(Unaudited)

Pass (1-4)	$44,438,174	$21,076,206	$610,465	$5,336,779	$10,604,602	$736,293	$82,802,519
Special Mention (5)	—	1,049,707	—	—	235,000	—	1,284,707
Substandard (6)	755,830	2,205,441	25,143	437,123	126,241	—	3,549,778
Doubtful (7)	—	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—	—

Total	$45,194,004	$24,331,354	$635,608	$5,773,902	$10,965,843	$736,293	$87,637,004

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2013:

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total

Pass (1-4)	$42,899,910	$21,414,636	$1,341,806	$5,059,361	$10,828,478	$672,560	$82,216,751
Special Mention (5)	—	798,627	250,000	—	—	—	1,048,627
Substandard (6)	712,668	2,492,124	26,639	464,650	156,304	—	3,852,385
Doubtful (7)	—	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—	—

Total	$43,612,578	$24,705,387	$1,618,445	$5,524,011	$10,984,782	$672,560	$87,117,763

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2014:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg
	(Unaudited)

Residential 1-4 family	$881,059	$353,436	$573,960	$1,808,455	$43,385,549	$45,194,004	$—
Commercial real estate	—	—	—	—	24,331,354	24,331,354	—
Construction and land	31,435	—	25,143	56,578	579,030	635,608	—
Commercial and industrial	—	—	—	—	5,773,902	5,773,902	—
Home equity	84,961	143,522	126,241	354,724	10,611,119	10,965,843	—
Other consumer	—	—	—	—	736,293	736,293	—

	$997,455	$496,958	$725,344	$2,219,757	$85,417,247	$87,637,004	$—

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2013:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg

Residential 1-4 family	$1,583,953	$537,596	$529,097	$2,650,646	$40,961,932	$43,612,578	$—
Commercial real estate	—	—	16,862	16,862	24,688,525	24,705,387	—
Construction and land	32,418	—	26,639	59,057	1,559,388	1,618,445	—
Commercial and industrial	—	—	—	—	5,524,011	5,524,011	—
Home equity	54,136	51,663	156,304	262,103	10,722,679	10,984,782	—
Other consumer	1,565	9,144	—	10,709	661,851	672,560	—

	$1,672,072	$598,403	$728,902	$2,999,377	$84,118,386	$87,117,763	$—

The following table presents the Company’s nonaccrual loans at March 31, 2014 and December 31, 2013. This table excludes performing troubled debt restructurings.

	March 31	December 31,
	2014	2013
	(Unaudited)

Residential 1-4 family	$1,245,712	$1,237,062
Commercial real estate	874,140	841,612
Construction and land	192,224	26,639
Commercial and industrial	—	—
Home equity	252,936	207,967
Other consumer	—	—

	$2,565,012	$2,313,280

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

The following table presents impaired loans and specific valuation allowance based on class level at March 31, 2014:

	Residential	Commercial	Construction	Commercial		Other
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total
	(Unaudited)
Impaired loans without a specific allowance:
Recorded investment	$1,476,182	$1,527,569	$167,080	$—	$6,303	$—	$3,177,134
Unpaid principal balance	1,489,979	1,680,505	171,073	—	6,303	—	3,347,860

Impaired loans with a specific allowance:
Recorded investment	1,523,687	—	—	—	275,215	—	1,798,902
Unpaid principal balance	1,570,272	—	—	—	280,544	—	1,850,816
Specific allowance	24,228	—	—	—	2,945	—	27,173

Total impaired loans:
Recorded investment	2,999,869	1,527,569	167,080	—	281,518	—	4,976,036
Unpaid principal balance	3,060,251	1,680,505	171,073	—	286,847	—	5,198,676
Specific allowance	24,228	—	—	—	2,945	—	27,173

The following table presents average impaired loans based on class level for the three months ended March 31, 2014 and 2013:

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total
	(Unaudited)

Average recorded investment in impaired loans for the three months ended March 31, 2014	$3,026,450	$1,581,800	$168,577	$—	$259,538	$—	$5,036,365
Average recorded investment in impaired loans for the three months ended March 31, 2013	3,078,918	2,943,143	578,568	—	200,875	47,739	6,849,243

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2013:

	Residential	Commercial	Construction	Commercial		Other
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total

Impaired loans without a specific allowance:
Recorded investment	$1,904,315	$1,063,947	$170,071	$—	$—	$—	$3,138,333
Unpaid principal balance	2,008,561	1,222,080	171,073	—	—	—	3,401,714

Impaired loans with a specific allowance:
Recorded investment	1,341,100	543,419	—	—	237,558	—	2,122,077
Unpaid principal balance	1,376,123	680,219	—	—	240,295	—	2,296,637
Specific allowance	16,704	3,447	—	—	2,328	—	22,479

Total impaired loans:
Recorded investment	3,245,415	1,607,366	170,071	—	237,558	—	5,260,410
Unpaid principal balance	3,384,684	1,902,299	171,073	—	240,295	—	5,698,351
Specific allowance	16,704	3,447	—	—	2,328	—	22,479

Interest income of $28,601, $28,169 and $130,035 was recognized on impaired loans for the three months ended March 31, 2014 (unaudited) and March 31, 2013 (unaudited) and for the year ended December 31, 2013, respectively.

At March 31, 2014, the Company had several loans that were modified in troubled debt restructurings and impaired.  The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding troubled debt restructurings by class for the three months ended March 31, 2014 and 2013.

Newly classified troubled debt restructurings:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
(Unaudited)

Residential 1-4 family	1	$61,000	$61,000	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

	1	$61,000	$61,000	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $178 and $0 for the months ended March 31, 2014 and 2013, respectively and resulted in charge offs of $19,937 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Newly restructured loans by type of modification:

	Interest			Total
	Only	Term	Combination	Modification
(Unaudited)
Three Months Ended March 31, 2014:

Residential 1-4 family	$—	$61,000	$—	$61,000
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

	$—	$61,000	$—	$61,000

	Interest			Total
	Only	Term	Combination	Modification
(Unaudited)
Three Months Ended March 31, 2013:

Residential 1-4 family	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

	$—	$—	$—	$—

Troubled debt restructurings modified in the past 12 months that subsequently defaulted:

	Interest			Total
	Only	Term	Combination	Modification
(Unaudited)
Three Months Ended March 31, 2014:

Residential 1-4 family	$—	$61,000	$—	$61,000
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

	$—	$61,000	$—	$61,000

Note 6:  Disclosures about Fair Value of Assets and Liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1                        Quoted prices in active markets for identical assets or liabilities.

Level 2                        Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3                        Unobservable inputs supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 (unaudited) and at December 31, 2013:

	March 31, 2014
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$6,430,801	$—	$6,430,801	$—
State and political subdivisions	3,363,350	—	3,363,350	—
Mortgage-backed - GSE residential	3,997,410		3,997,410
Collateralized mortgage obligations-GSE	1,462,169	—	1,462,169	—
Mortgage servicing rights	138,288	—	—	138,288

	December 31, 2013
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$6,441,138	$—	$6,441,138	$—
State and political subdivisions	3,337,725	—	3,337,725	—
Mortgage-backed - GSE residential	4,231,130		4,231,130
Collateralized mortgage obligations-GSE	1,583,547	—	1,583,547	—
Mortgage servicing rights	148,171	—	—	148,171

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows.  Such securities are classified in Level 2 of the valuation hierarchy including U.S. Government and federal agency, state and political subdivisions, mortgage-backed securities, and collateralized mortgage debt obligations.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended
	2014	2013
	(Unaudited)

Balance, beginning of period	$148,171	$230,655
Total changes in fair value included in earnings	(9,883)	(27,541)

Balance, end of period	$138,288	$203,114

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 (unaudited) and December 31, 2013:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2014 (Unaudited)

Other real estate owned	$234,000	$—	$—	$234,000
Impaired loans	1,771,729	—	—	1,771,729

December 31, 2013

Other real estate owned	$234,000	$—	$—	$234,000
Collateral-dependent impaired loans	2,099,598	—	—	2,099,598

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At March 31, 2014 (Unaudited):

Other real estate owned	$234,000	Market comparable	Comparability
		properties	adjustment (%)	Not available

Collateral-dependent	$1,771,729	Market comparable	Marketability
impaired loans		properties	discount	10% - 15% (12%)

Mortgage servicing rights	138,288	Discounted	Constant
		cash flow	prepayment rate	14% - 24% (19.2%)
			Probability
			of default	1% - 8% (3.2%)
			Discount rate	5.8% - 12.9% (8.4%)

At December 31, 2013:

Other real estate owned	$234,000	Market comparable	Comparability
		properties	adjustment (%)	Not available

Collateral-dependent	2,099,598	Market comparable	Marketability
impaired loans		properties	discount	10% - 15% (12%)

Mortgage servicing rights	148,171	Discounted	Constant
		cash flow	prepayment rate	14% - 24% (19.2%)
			Probability
			of default	1% - 8% (5.8%)
			Discount rate	5.8% - 12.9% (8.4%)

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

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
At March 31, 2014:
Financial assets:
Cash and cash equivalents	$8,037,879	$8,037,879	$—	$—
FHLB Stock	1,408,200	—	1,408,200	—
Loans held for sale	369,227	—	369,227
Loans	86,534,417	—	—	86,900,000
Accrued interest receivable	321,292	—	321,292	—
Mortgage servicing rights	348,656	—	—	538,209

Financial liabilities:
Deposits	93,544,342	10,322,402	83,360,000	—
FHLB advances	10,000,000	—	10,075,000	—
Accrued interest payable	30,333	—	30,333	—

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
At December 31, 2013:
Financial assets:
Cash and cash equivalents	$10,322,076	$10,322,076	$—	$—
FHLB Stock	1,408,200	—	1,408,200	—
Loans held for sale	—	—	—
Loans	86,092,038	—	—	86,442,000
Accrued interest receivable	312,615	—	312,615	—
Mortgage servicing rights	364,999	—	—	543,975

Financial liabilities:
Deposits	108,071,026	12,188,447	96,083,579	—
Accrued interest payable	1,032	—	1,032	—

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

Deposits

Fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities.  The market rates used were obtained from a knowledgeable independent third party and reviewed by the Bank.  The rates were the average of current rates offered by local competitors of the Bank.

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

Note 7:  Accounting Developments

Financial Accounting Standards Board (“FASB”)

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investment in qualified affordable housing projects using the proportional amortization methods if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statement.

Note 8: Earnings (Loss) Per Share

Three Months Ended March 31,
2014
(Unaudited)

Net Loss	$(246,426)

Shares outstanding for basic EPS:

Average shares outstanding	556,582
Less: Average unearned ESOP shares	44,342
512,240
Additional dilutive shares	—

Shares outstanding for basic and diluted EPS	512,240

Basic and diluted loss per share	$(0.48)

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended March  31, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

•                                          technological changes that may be more difficult or expensive than expected;

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Edgewater Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

Branch Sale

We completed the sale of the Decatur office on January 24, 2014.  In connection with the sale of the Decatur office, our deposits decreased by approximately $13.3 million, including $8.4 million of core deposits (which we define to include demand deposit, money market and savings accounts) and $4.9 million of certificates of deposit.  We retained all loans associated with the Decatur office.  We funded the assumption of deposits by the purchaser with $3.0 million of cash on hand and approximately $10.0 million of advances from the Federal Home Loan Bank of Indianapolis (“FHLB-Indianapolis”).

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total Assets.  Total assets decreased by $3.1 million, or 2.5%, to $118.0 million at March 31, 2014 from $121.1 million at December 31, 2013.  The decrease was primarily the result of decreases in cash and cash equivalents of $2.3 million and other assets of $786,000 in other assets.  This is partially offset by net loans of $442,000 and held for sale loans of $369,000.

Net Loans.  Net loans increased by $442,000, or 0.5%, to $86.5 million at March 31, 2014 from $86.1 million at December 31, 2013.  During the three months ended March  31, 2014, one-to- four family residential real estate loans increased $1.6 million, or 3.6%, to $45.2 million at March  31, 2014 from $43.6 million at December 31, 2013; commercial real estate loans decreased $374,000 or 1.5%, to $24.3 million from $24.7 million; construction and land loans decreased $983,000, or 60.7%, to $636,000 from $1.6 million; commercial and industrial loans increased $250,000, or 4.5%, to $5.8 million to from $5.5 million; and consumer loans, including home equity loans and lines of credit, increased $45,000, or 0.4%, to $11.7 million from $11.6 million.  The increase in one-to-four family is a result of an increase in new home sales and refinancing while the increase in commercial and industrial loans is the result of new customer relationships being established.  The decreases in the remaining loan classes reflect repayments in excess of originations, and loan sales of refinanced loans.

Investment Securities.  Investment securities available for sale decreased 340,000, or 2.2%, to $15.3 million at March 31, 2014.  Mortgage-backed securities including collateralized mortgage obligations, decreased $355,000, or 6.1%, to $5.5 million at March 31, 2014 from $5.8 million at December 31, 2013, and municipal securities increased $25,600, or 0.8%, to $3.4 million at March 31,

2014 from $3.3 million at December 31, 2013.  U.S. government and federal agency securities decreased $10,000, or 0.2%, to $6.4 million at March 31, 2014 from $6.4 million at December 31, 2013.  There were no securities purchased during the first quarter of 2014.  Net unrealized loss on securities recognized in accumulated other comprehensive loss decreased by $56,400 to an unrealized loss of $79,000 at March 31, 2014 compared to an unrealized loss of $135,000 at December 31, 2013.  At March 31, 2014, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, state and municipal securities, and U.S. government and agency securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Real Estate Owned and Other Repossessed Assets.  Real estate owned and held for sale decreased $141,000, or 12.0% to $1.0 million at March 31, 2014 from $1.2 million at December 31, 2013, as we sold $348,000 of foreclosed properties, foreclosed on a $207,000 non-performing loan and recorded no valuation adjustments.  At March 31, 2014 our real estate owned included one- to four-family residential real estate properties, one land development property and four commercial real estate properties, the largest of which was a commercial manufacturing facility with a carrying value of $234,000.

Deposits.  Deposits decreased by $14.5 million, or 13.4%, to $93.5 million at March 31, 2014.  A decrease in deposits of $13.3 million is the result of our Decatur office sale that occurred on January 24, 2014.  The sale included $8.4 million of core deposits and $4.9 million of CD’s.  The sale of the Decatur office resulted primarily from management’s efforts to reduce our balance sheet in order to improve capital ratios and reduce interest expenses and noninterest expense.

Federal Home Loan Bank Advances and Other Liabilities.  Federal Home Loan Bank advances increased $10.0 million, to $10.0 million at March 31, 2014 from $0 at December 31, 2013.  We partially funded the sale of the Decatur branch with $10.0 million in Federal Home Loan Bank advances during the first quarter of 2014.  Other liabilities, which include stock offering proceeds in escrow, interest and accounts payable, customer escrow balances, and accruals for items such as employee pension and medical plans, decreased $3.1 million or 81.2%, to $710,000 at March  31, 2014 from $3.8 million at December 31, 2013.  On January 16, 2014, the conversion was completed in which $3.1 million of stock offering proceeds held in escrow on December 31, 2013 was released to the Company.

Total Equity.  Total equity increased $4.5 million, or 48.6%, to $13.8 million at March 31, 2014.  The increase resulted from 667,898 shares of common stock being issued at a par value of $.01 for $6,679 and $4.7 million in additional paid-in-capital received.  Retained earnings decreased $246,000 due to the net loss at March 31, 2014, as well as a decrease of $56,000 in accumulated other comprehensive loss due to an unrecognized gain on investment securities.

Delinquencies, Classified Assets and Non-Performing Assets

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
At March 31, 2014 (unaudited)
Real estate loans:
One- to four-family residential	10	$881	4	$353	8	$574	22	$1,808
Commercial real estate	—	—	—	—	—	—	—	—
Construction and land	1	31	—	—	2	25	3	56
Total real estate	11	912	4	353	10	599	25	1,864
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	4	86	2	144	4	126	10	356
Other consumer	—	—	—	—	—	—	—	—
Total consumer	4	86	2	144	4	126	10	356
Total loans	15	$998	6	$497	14	$725	35	$2,220

At December 31, 2013
Real estate loans:
One- to four-family residential	16	$1,584	6	$537	9	$529	31	$2,650
Commercial real estate	—	—	—	—	1	17	1	17
Construction and land	1	32	—	—	2	27	3	59
Total real estate	17	1,616	6	537	12	573	35	2,726
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	3	54	1	52	3	156	7	262
Other consumer	1	2	1	9	—	—	2	11
Total consumer	4	56	2	61	3	156	9	273
Total loans	21	$1,672	8	$598	15	$729	44	$2,999

The decrease in delinquent loans at March 31, 2014 compared to December 31, 2013 was primarily attributable to loans that were paid off or brought to a current status.

Classified Assets.  The following table sets forth our amounts of classified assets as of the dates indicated.  Amounts shown at March 31, 2014 and December 31, 2013 include approximately $2.6 million and $2.7 million of nonperforming loans, respectively.  The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $27,000 and $22,000 at March 31, 2014 and December 31, 2013, respectively.

	At March 31,	At December 31,
	2014	2013
	(Dollars in Thousands)
	(Unaudited)
Classifed assets:
Substandard loans (1)	$3,550	$3,852
Doubtful loans	—	—
Loss loans	—	—
Real estate owned and other
Real estate owned and other repossessed assets (2)	1,028	1,169
Total classified assets	$4,578	$5,021

(1)  Includes non-accruing loans that are more than 90 days past due.

(2)  Includes real estate totaling $44,100 at March 31, 2014 and December 31, 2013, that was subject to the redemption period under Michigan law.

The decrease in classified assets to $4.6 million at March 31, 2014 from $5.0 million at December 31, 2013 is the continuation of a trend of declining classified assets that has been ongoing since 2009.  This decrease was primarily due to the enhanced review of our nonperforming assets, which resulted in significant charge-offs and losses on sales of real estate owned.  The largest component of classified loans is commercial real estate loans which totaled $2.2 million, or 62.1% of our total classified loans, at March 31, 2014.  Our largest classified loan relationship, was a commercial real estate relationship totaling $794,000 at March 31, 2014.

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

	At March 31,	At December 31,
	2014	2013
	(Dollars in Thousands)
	(Unaudited)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,246	$1,285
Commercial real estate	874	1,056
Construction and land	192	197
Total real estate	2,312	2,538
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	253	208
Other consumer	—	—
Total consumer	253	208
Total loans	2,565	2,746

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Commercial real estate	—	—
Construction and land	—	—
Total real estate	—	—
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total consumer	—	—
Total loans	—	—

Total non-performing loans	2,565	2,746

Real estate owned and other repossessed assets:
Real estate loans:
One- to four-family residential	248	353
Commercial real estate	661	697
Construction and land	75	75
Total real estate	984	1,125
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total consumer	—	—
Total real estate owned before loans in redemption	984	1,125
Loans in redemption (1)	44	44
Total real estate owned and other repossessed assets	1,028	1,169

Total non-performing assets	$3,593	$3,915

(table continues on following page)

	At March 31,	At December 31,
	2014	2013
	(Dollars in Thousands)
	(Unaudited)
Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$2,129	$2,014
Commercial real estate	438	443
Construction and land	167	—
Total real estate	2,734	2,457
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	104	24
Other consumer	—	—
Total consumer	104	24
Total loans	$2,838	$2,481

Total non-performing loans and troubled debt restructurings	$5,403	$5,227

Ratios:
Non-performing loans to total loans	2.93%	3.15%
Non-performing assets to total assets	3.04%	3.23%
Non-performing assets and troubled debt restructurings to total assets	4.58%	4.32%

(1)  Represents real estate that is subject to the redemption period under Michigan law.

Non-performing assets decreased to $3.6 million, or 3.04% of total assets, at March 31, 2014 from $3.9 million, or 3.23% of total assets, at December 31, 2013.  Nonperforming commercial real estate loans decreased $182,000 to $874,000, or 34.1% of total non-performing loans, at March 31, 2014 from $1.1 million, or 38.5% of total non-performing loans at December 31, 2013.  One-to four- family residential nonperforming loans decreased $39,000 to $1.2 million on March 31, 2014 from $1.3 million at December 31, 2013.  Our largest non-performing loan relationship was a commercial real estate relationship totaling $794,000 at March 31, 2014.

Other Loans of Concern.   At March 31, 2014, there were $1.3 million of loans designated by management as “special mention,” of which $971,000 is related to one commercial real estate relationship that is not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General.  Net loss for the three months ended March 31, 2014 was $246,000, compared to net loss of $126,000 for the three months ended March 31, 2013, a decrease of $120,000. The decrease in earnings was primarily due to decreases in net interest income and other non-interest income, and increases in salaries and benefits and professional fees.  The decline in non-interest income is a result of the slowdown in the residential mortgage loan sales due to rate increases which resulted in a decrease in gains booked of $95,000.   We also have additional salaries and benefits cost due staff additions that occurred in second and third quarters of 2013.

Interest Income. Interest income decreased $35,000, or 3.3%, to $1.0 million for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013. This decrease was primarily attributable to a $44,000 decrease in interest and fee income on loans receivable.  The average balance of loans during the three months ended March 31, 2014 increased $417,000 to $87.6 million compared to $87.2 million for the three months ended March 31, 2013, and the average yield on loans decreased by 23 basis points to 4.47% for the three months ended March 31, 2014 from 4.70% for the three months ended March 31, 2013.  The average balance of investment securities increased $1.2 million to $15.5 million for the three months ended March 31, 2014 from $14.3 million for the three months ended March 31, 2013, while the average yield on investment securities decreased by 1 basis point to 1.43% for the three months ended March 31, 2014 from 1.44% for the three months ended March 31, 2013, resulting in income on securities increasing.

Interest Expense. Total interest expense decreased $16,000, or 11.0%, to $133,000 for the three months ended March 31, 2014 from $149,000 for the three months ended March 31, 2013.  Interest expense on deposit accounts decreased $32,000, or 22.3%, to $112,000 for the three months ended March 31, 2014 from $144,000 for the three months ended March 31, 2013.  The decrease was primarily due to a decrease of 7 basis points in the average cost of interest-bearing deposits to 0.53% for the three months ended March  31, 2014 from 0.60% for the three months ended March  31, 2013, reflecting the declining interest rate environment, and by a decrease of $10.4 million, or 10.8%, in the average balance of deposits to $86.2 million for the three months ended March  31, 2014 from $96.6 million for the three months ended March  31, 2013.  This decline in deposits is primarily the result of the Decatur branch sale that occurred on January 24, 2014 in which $13.3 million in deposits were sold.

Interest expense on FHLB-Indianapolis advances increased $16,000 to $21,000 for the three months ended March 31, 2014 from $5,000 for the three months ended March 31, 2013.  The average balance of advances increased by $2.9 million to $7.6 million for the three months ended March 31, 2014 from $4.6 million for the three months ended March 31, 2013.  Borrowing increased $10.0 million to fund the Decatur branch sale on January 24, 2014.  The average cost on the advances increased 66 basis points to 1.13% for the three months ended March 31, 2014 from 0.47% for the three months ended March 31, 2013.

Net Interest Income. Net interest income decreased $19,000, or 2.0%, to $911,000 for the three months ended March 31, 2014 from $930,000 for the three months ended March 31, 2013.  The decrease reflected a decrease in our interest rate spread to 3.19% for the three months ended March 31, 2014 from 3.23% for the three months ended March 31, 2013, and a slight decrease in our net interest margin to 3.29% for the three months ended March 31, 2014 from 3.30% for the three months ended March 31, 2013. The decrease in our interest rate spread and net interest margin reflected primarily the continuation of a low interest rate environment, in net loans and a greater increase in lower earning securities and cash.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $0 for the three months ended March  31, 2014 and $15,000 for the three months ended March  31, 2013.  The allowance for loan losses was $1.1 million, or 1.29% of total loans, at March 31, 2014, compared to $1.5 million, or 1.72% of total loans, at March 31, 2013.  Total nonperforming loans were $3.6 million at March 31, 2014, compared to $4.1 million at March 31, 2013.  As a percentage of nonperforming loans, the allowance for loan losses was 31.5% at March 31, 2014 compared to 39.4% at March 31, 2013.  At March 31, 2014, $1.3 million of the $2.6 million in nonperforming loans were contractually current, compared to $987,000 of $4.1 million at March 31, 2013.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2014 and March 31, 2013.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income.  Non-interest income decreased $98,000, or 34.4%, to $188,000 for the three months ended March 31, 2014 from $286,000 for the three months ended March 31, 2013. The decrease was primarily due to a decrease of $95,000 in income from mortgage banking activities, which includes gains on sale of loans and changes in the value of mortgage servicing rights.  Gains on sale of loans decreased as originations, particularly of refinancings, decreased during the period.  An increase in interest rates and a decline in refinancing activity in future periods may further decrease our income from mortgage banking activities.

Non-Interest Expense.  Non-interest expense increased $18,000, or 1.4%, to $1.3 million for the three months ended March 31, 2014 from $1.3 million for the three months ended March 31, 2013.  The increase primarily reflected an increase of $65,000 in salaries and benefits and $29,000 in professional fees.   We added staff during the second and third quarter of 2013 therefore increasing salaries and benefits in the three months ended March 31, 2014 over the three months ended March 31, 2013. We anticipate the elevated levels of professional fees and expenses associated with becoming a public company will continue throughout the year in 2014.  We expect reductions in non-interest expenses of approximately $33,000 for the elimination of expenses related to our participation in the defined benefit plan, which were $38,000 and $16,000, respectively, for the three months ended March 31, 2014 and March 31, 2013.

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

	For the Three Months Ended March 31,
	2014			2013
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$87,632	$966	4.47%	$87,215	$1,010	4.70%
Investment securities	15,459	54	1.43	14,256	51	1.44
Other interest-earning assets (2)	9,363	24	1.02	12,830	18	5.70
Total interst-earning assets	112,454	1,044	3.77	114,301	1,079	3.83
Noninterest-earning assets	8,188			10,850
Allowance for loan losses	(1,119)			(1,503)
Total assets	$119,523			$123,648

Interest-earning liabilities:
Demand deposits	$16,005	7	0.19%	$16,741	6	0.15%
Money market accounts	24,554	18	0.29	25,244	18	0.29
Savings accounts	12,171	4	0.14	12,797	4	0.12
Certificates of deposit	33,477	83	1.00	41,819	116	1.13
Total deposits	86,207	112	0.53	96,601	144	0.60

FHLB-Indianapolis advances	7,567	21	1.13	4,633	5	0.47
Total interest-bearing liabilities	93,774	133	0.58	101,234	149	0.60

Noninterest-bearing demand deposits	13,133			10,324
Other noninterest-bearing liabilities	1,431			641
Total liabilities	108,338			112,199
Equity	11,185			11,449
Total liabilities and equity	$119,523			$123,648

Net interest income		$911			$930
Net interest spread (3)			3.19%			3.23%
Net interest-earning assets (4)	$18,680			$13,067
Net interest margin (5)			3.29%			3.30%
Average interest-earning assets to interest-bearing liabilities			119.92%			112.91%

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities.  We also have the ability to borrow from the FHLB-Indianapolis.  At March 31, 2014, we had the capacity to borrow approximately $3.6 million from the FHLB-Indianapolis and an additional $2.0 million on a line of credit with the FHLB-Indianapolis and United Bankers Bank.  We have historically not used Federal Home Loan Bank advances to fund our operations, and at March 31, 2014 and December 31, 2013, we had $10 million and $0, respectively, outstanding in advances from the FHLB-Indianapolis.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was ($402,000) and $1.4 million for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities and the 2014 net payment on the sale of the branch, was ($13.1 million) and $1.4 million for the three months ended March  31, 2014 and 2013, respectively.  During the three months ended March 31, 2014 and 2013, we purchased $0 and $1.6 million, respectively and sold $0, in securities held as available-for-sale.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, including the Decatur branch sale on January 24, 2014, and Federal Home Loan Bank advances, was $11.2 million for the three months ended March  31, 2014, verses net cash used in of ($225,000) during the three months ended March 31, 2013.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2014, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $15.9 million, or 13.44% of adjusted total assets, which is above the required level of $5.9 million, or 5.00%; and total risk-based capital of $16.8 million, or 22.57% of risk-weighted assets, which is above the required level of $7.4 million, or 10.00%.  At December 31, 2013, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $9.4 million, or 7.75% of adjusted total assets, which is above the required level of $6.1 million, or 5.00%; and total risk-based capital of $10.4 million, or 13.54% of risk-weighted assets, which is above the required level of $7.7 million, or 10.00%.  Accordingly, the Bank was categorized as well capitalized at March 31, 2014 and December 31, 2013.  Management is not aware of any conditions or events since the most recent notification that would change our category.  In addition, at March 31, 2014 and December 31, 2013, the Bank was in compliance with the IMCR, which requires the Bank to maintain a tier 1 leverage capital ratio of at least 7.50% and a total risk-based capital ratio of at least 12.00%.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with the U.S. Generally Accepted Accounting Principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures above market risk are not required by smaller reporting companies, such as the Company.

Item 4.                                 Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.                                 Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Edgewater Bancorp, Inc.

Date: May 15, 2014	/s/ Richard E. Dyer
Richard E. Dyer
President and Chief Executive Officer

Date: May 15, 2014	/s/ Coleen S. Frens-Rossman
Coleen S. Frens-Rossman
Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

2	Plan of Conversion*
3.1	Articles of Incorporation of Edgewater Bancorp, Inc.*
3.2	Bylaws of Edgewater Bancorp, Inc.*
4	Form of Common Stock Certificate of Edgewater Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Employment Agreement between Edgewater Bank and Richard E. Dyer
10.3	Employment Agreement between Edgewater Bank and Coleen S. Frens-Rossman
21	Subsidiaries of Registrant*
31.1	Certification of Richard E. Dyer, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32

Certification of Richard E. Dyer, President and Chief Executive Officer, and Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended March  31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Changes in Stockholders’ equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements**

*                                         Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191125)

**                                  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.