Form 10-Q
period 2014-06-30
Edgewater Bancorp, Inc.
filed 2014-08-14
CIK 1584770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, there were issued and outstanding 667,898 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Edgewater Bancorp, Inc.

Form 10-Q

Part I. — Financial Information

Financial Statements

Edgewater Bancorp, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$777,917	$683,930
Interest-bearing demand deposits in banks	8,841,626	9,638,146
Cash and cash equivalents	9,619,543	10,322,076

Available-for-sale securities	13,415,013	15,593,540
Federal Home Loan Bank (FHLB) stock	1,408,200	1,408,200
Loans held for sale	761,491	—
Loans receivable, net of allowance for losses of $1,082,405 and $1,061,141, respectively	86,411,637	86,092,038
Premises and equipment, net	4,053,437	4,473,690
Other real estate, net	1,028,000	1,168,796
Interest receivable	301,539	312,615
Mortgage servicing rights (includes $136,280 and $148,171, respectively, carried at fair value)	464,104	513,170
Other assets	367,418	1,242,327

Total assets	$117,830,382	$121,126,452

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$10,250,247	$12,188,446
Interest-bearing	82,921,273	95,882,580
Total deposits	93,171,520	108,071,026

Federal Home Loan Bank advances	10,000,000	—
Stock conversion proceeds in escrow	—	3,076,038
Accrued and other liabilities	999,092	690,457
Total liabilities	104,170,612	111,837,521

Commitments and contingencies

Temporary Equity
ESOP shares subject to mandatory redemption	11,151	—

Stockholders’ Equity
Common Stock-shares authorized 7,000,000: shares issued and outstanding 667,898 at $.01 par value	6,679	—
Paid-in-capital	4,683,430	—
Retained earnings	9,002,293	9,424,187
Accumulated other comprehensive loss	(43,783)	(135,256)
Total equity	13,648,619	9,288,931

Total liabilities and stockholders’ equity	$117,830,382	$121,126,452

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Interest Income
Loans, including fees	$970,729	$992,286	$1,936,628	$2,002,608
Debt securities
Taxable	38,035	44,968	80,258	87,227
Tax-exempt	12,171	9,880	24,351	18,312
Federal Home Loan Bank stock	13,021	12,653	32,543	25,042
Other	4,498	17,194	8,533	22,903
Total interest income	1,038,454	1,076,981	2,082,313	2,156,092

Interest Expense
Deposits	92,265	139,451	204,199	283,446
Federal Home Loan Bank advances	27,774	2,317	48,768	7,702
Total interest expense	120,039	141,768	252,967	291,148

Net interest income	918,415	935,213	1,829,346	1,864,944

Provision for loan losses	—	225,000	—	240,000

Net Interest Income After Provision for Loan Losses	918,415	710,213	1,829,346	1,624,944

Noninterest income
Service charges, deposits	95,921	126,191	185,265	243,915
Mortgage banking activities	38,482	109,664	81,658	248,144
Other	17,480	45,815	72,592	75,544
Total noninterest income	151,883	281,670	339,515	567,603

Noninterest expense
Salaries and employee benefits	616,043	575,572	1,256,633	1,150,886
Occupancy and equipment	202,390	211,921	431,579	436,311
Data processing	135,364	154,514	274,954	315,707
(Gain) loss on sale of other real estate, net	(22,039)	4,999	(14,995)	8,542
Interchange	18,681	16,003	34,275	40,903
Advertising	18,851	18,516	43,388	43,175
FDIC insurance premiums	34,344	43,000	75,744	85,456
Other real estate	18,277	68,290	27,129	117,632
Professional fees	148,587	142,433	281,761	246,557
Insurance	18,354	20,574	41,902	40,876
Other	56,914	107,479	138,385	204,206
Total noninterest expense	1,245,766	1,363,301	2,590,755	2,690,251

Net Loss Before Income Taxes	(175,468)	(371,418)	(421,894)	(497,704)

Provision for Income Taxes	—	—	—	—

Net Loss	$(175,468)	$(371,418)	$(421,894)	$(497,704)

Basic and Diluted Earnings (Loss) Per Share	$(0.29)	N/A	$(0.75)	N/A

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net Loss	$(175,468)	$(371,418)	$(421,894)	$(497,704)

Other Comprehensive Income (Loss)

Net change in unrealized gains (losses) on investment securities available-for-sale	35,066	193,779	91,473	(263,089)

Less: reclassification adjustment for realized gains (losses) included in net loss	—	—	—	—

Other comprehensive income (loss) before income tax	35,066	193,779	91,473	(263,089)

Tax expense (benefit), net of deferred tax asset valuation impact of $11,922, $65,885, $31,101 and ($89,450), respectively	—	—	—	—

Comprehensive Loss	$(140,402)	$(177,639)	$(330,421)	$(760,793)

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	(Unaudited)
					Accumulated
					Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2014	—	$—	$—	$9,424,187	$(135,256)	$9,288,931
Issuance of common stock, net of offering costs	667,898	6,679	4,683,430	—	—	4,690,109
Net loss	—	—	—	(421,894)	—	(421,894)
Other comprehensive income	—	—	—	—	91,473	91,473

Balance at June 30, 2014	667,898	$6,679	$4,683,430	$9,002,293	$(43,783)	$13,648,619

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Operating activities:
Net loss	$(421,894)	$(497,704)
Items not requiring cash:
Depreciation	237,123	256,472
Provision for loan losses	—	240,000
Amortization of premiums on securities	62,541	83,024
Change in fair value of mortgage servicing rights	11,892	55,082
Loss (gain) on sale of other real estate	(14,995)	8,542
ESOP shares earned	11,151	—
Amortization of mortgage servicing rights	52,116	42,547
Loans originated for sale	(2,515,531)	(9,778,520)
Proceeds from loan sold	1,771,362	10,624,637
Gain on sale of loans	(32,264)	(249,664)
Loss (gain) on sale of premises and equipment	1,215	(1,000)
Net change in:
Interest receivable and other assets	132,022	52,735
Interest payable and other liabilities	308,635	256,916
Net cash provided by (used in) operating activities	(396,627)	1,093,067

Investing activities:
Purchases of available-for-sale securities	—	(4,894,274)
Proceeds from calls and maturities of available-for-sale securities	2,207,459	1,372,078
Net change in loans	(526,599)	3,911,785
Proceeds from sale of other real estate	362,792	2,185,573
Payment for sale of branch, net	(13,112,513)	—
Proceeds from sale of premises and equipment	6,538	211,000
Purchases of premises and equipment	(39,623)	(132,812)
Net cash provided by (used in) investing activities	(11,101,946)	2,653,350

Financing activities:
Proceeds from stock conversion	2,368,033	—
Net change in deposits	(1,571,993)	1,370,856
Proceeds from Federal Home Loan Bank advances	10,000,000	—
Repayment of Federal Home Loan Bank advances	—	(4,000,000)
Net cash provided by (used in) financing activities	10,796,040	(2,629,144)

Net Change in Cash and Cash Equivalents	(702,533)	1,117,273

Cash and Cash Equivalents, Beginning of Period	10,322,076	9,022,796

Cash and Cash Equivalents, End of Period	$9,619,543	$10,140,069

Additional Cash Flows Information:
Interest paid	$217,341	$231,030
Loans transferred to other real estate	207,000	365,296
Capitalization of mortgage serving rights	14,942	86,547

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Financial Statements

Note 1:  Nature of Operation and Conversion

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

On January 16, 2014, in accordance with a Plan of Conversion and Reorganization, the Bank completed a mutual—to-stock conversion pursuant to which the Bank became the wholly owned subsidiary of Edgewater Bancorp, Inc. (the “Conversion”), a Maryland stock holding corporation.  In connection with the Conversion, the Company sold 667,898 shares of common stock, at an offering price of $10 per share.  The Company’s stock began being quoted on the OTC Bulletin Board on January 17, 2014 under the symbol “EGDW,” and is currently quoted on the OTCQB operated by OTC Markets Group, Inc. under the symbol “EGDW.”

The net proceeds from the stock offering, net of offering costs of $1,451,000, amounted to $4,694,000.

Also, in connection with the Conversion, the Bank established an employee stock ownership plan (the “ESOP”), which purchased 53,431 shares of the Company’s common stock at a price of $10 per share.

In accordance with the OCC regulations, at the time of the Conversion of the mutual bank to a stock holding company, the Company was required to substantially restrict retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account.  The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holders’ interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.  All information as of and for the period ended June 30, 2013 is Bank only pre-conversion data.

Note 2:  Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, certain information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information have been condensed or omitted pursuant to such rules and regulations.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the six-month period ended June 30, 2014, are not necessarily indicative of the results which may be expected for the entire year.  Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company as of December 31, 2013 included in Edgewater Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 3:  Principles of Consolidation

The consolidated financial statements include the accounts of the Edgewater Bancorp, Inc. and its wholly owned subsidiary, Edgewater Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4:  Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$5,027,080	$3,674	$93,849	$4,936,905
State and political subdivisions	3,356,935	21,154	16,063	3,362,026
Mortgage-backed -GSE residential	3,792,196	28,539	6,879	3,813,856
Collateralized mortgage obligations-GSE	1,282,586	19,640	—	1,302,226

Total available-for-sale securities	$13,458,797	$73,007	$116,791	$13,415,013

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. Government and federal agency	$6,557,658	$9,682	$126,202	$6,441,138
State and political subdivisions	3,359,021	18,008	39,304	3,337,725
Mortgage-backed -GSE residential	4,224,511	36,873	30,254	4,231,130
Collateralized mortgage obligations-GSE	1,587,606	9,908	13,967	1,583,547

Total available-for-sale securities	$15,728,796	$74,471	$209,727	$15,593,540

The amortized cost and fair value of investment securities at June 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)

Within one year	$295,000	$295,421	$1,506,265	$1,513,109
After one through five years	8,089,015	8,003,510	8,410,414	8,265,754
After five through ten years	—	—	—	—
After ten years	—	—	—	—
	8,384,015	8,298,931	9,916,679	9,778,863
Mortgage-backed - GSE residential	3,792,196	3,813,856	4,224,511	4,231,130
Collateralized debt obligations	1,282,586	1,302,226	1,587,606	1,583,547

	$13,458,797	$13,415,013	$15,728,796	$15,593,540

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $400,779 at June 30, 2014 (unaudited) and $459,263 at December 31, 2013.

For the period ended June 30, 2014 and June 30, 2013, there were no sales of securities available-for-sale.

Certain investments in debt securities have fair values at an amount less than their historical cost.  Total fair value of these investments at June 30, 2014 (unaudited) and December 31, 2013 was $6,977,473 and $10,024,662, which is approximately 46% and 64%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from increases in market interest rates since the securities were purchased.

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

Investment securities with unrealized losses were as follows:

	June 30, 2014
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$959,555	$1,114	$3,472,604	$92,735	$4,432,159	$93,849
State and political subdivisions		—	883,937	16,063	883,937	16,063
Mortgage-backed -GSE residential	1,661,377	6,879	—	—	1,661,377	6,879

	$2,620,932	$7,993	$4,356,541	$108,798	$6,977,473	$116,791

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. Government and federal agency	$4,423,805	$126,202	$—	$—	$4,423,805	$126,202
State and political subdivisions	2,015,891	39,304	—	—	2,015,891	39,304
Mortgage-backed -GSE residential	2,948,777	30,254	—	—	2,948,777	30,254
Collateralized mortgage obligations-GSE	636,189	13,967	—	—	636,189	13,967

	$10,024,662	$209,727	$—	$—	$10,024,662	$209,727

The unrealized losses on the Company’s investments in direct obligations of U.S. Government and federal agencies, state and political subdivisions and mortgage-backed GSE residential securities were caused by market interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014, and December 31, 2013.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past-due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  There were no changes in the Company’s nonaccrual policy during the three and six month-end periods ended June 30, 2014 (unaudited) and June 30, 2013 (unaudited).

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

Categories of loans receivable include:

	June 30	December 31,
	2014	2013
	(Unaudited)
Real estate loans:
Residential 1-4 family	$44,744,724	$43,612,578
Commercial	25,687,500	24,705,387
Construction and land	907,987	1,618,445
Total real estate	71,340,211	69,936,410
Commercial and industrial	4,871,938	5,524,011
Consumer loans:
Home equity loans and lines of credit	10,444,882	10,984,782
Other consumer loans	818,610	672,560
Total consumer	11,263,492	11,657,342
Gross loans	87,475,641	87,117,763
Less
Net deferred loan costs	(18,401)	(35,416)
Allowance for loan losses	1,082,405	1,061,141
Net loans	$86,411,637	$86,092,038

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

The following presents by portfolio segment, the activity in the allowance for loan losses:

	Residential	Commercial	Commercial
	1-4 Family	Real Estate	and Industrial	Consumer	Total
	(Unaudited)
Three Months Ended June 30, 2014:
Balance, beginning of period	$221,963	$578,929	$157,510	$173,209	$1,131,611
Provision (credit) for loan losses	9,981	(23,566)	(26,291)	39,876	—
Loans charged to the allowance	—	—	—	(50,116)	(50,116)
Recoveries of loans previously charged off	310	600	—	—	910

Balance, end of period	$232,254	$555,963	$131,219	$162,969	$1,082,405

Six Months Ended June 30, 2014:
Balance, beginning of period	$188,325	$587,331	$138,268	$147,217	$1,061,141
Provision (credit) for loan losses	62,303	(120,722)	(7,049)	65,468	—
Loans charged to the allowance	(20,984)	—	—	(50,116)	(71,100)
Recoveries of loans previously charged off	2,610	89,354	—	400	92,364

Balance, end of period	$232,254	$555,963	$131,219	$162,969	$1,082,405

	Residential	Commercial	Commercial
	1-4 Family	Real Estate	and Industrial	Consumer	Total
	(Unaudited)
Three Months Ended June 30, 2013:
Balance, beginning of period	$202,813	$1,119,815	$29,298	$147,696	$1,499,622
Provision (credit) for loan losses	47,216	(43,850)	188,314	33,320	225,000
Loans charged to the allowance	(123,377)	(244,763)	—	(64,611)	(432,751)
Recoveries of loans previously charged off	300	—	—	275	575

Balance, end of period	$126,952	$831,202	$217,612	$116,680	$1,292,446

Six Months Ended June 30, 2013:
Balance, beginning of period	$243,867	$1,089,654	$32,663	$137,985	$1,504,169
Provision (credit) for loan losses	5,862	(13,689)	184,949	62,878	240,000
Loans charged to the allowance	(123,377)	(244,763)	—	(84,758)	(452,898)
Recoveries of loans previously charged off	600	—	—	575	1,175

Balance, end of period	$126,952	$831,202	$217,612	$116,680	$1,292,446

The following presents the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2014 and December 31, 2013:

	Residential	Commercial	Commercial
	1-4 Family	Real Estate	and Industrial	Consumer	Total
	(Unaudited)
At June 30, 2014:
Allowance:
Balance, end of period	$232,254	$555,963	$131,219	$162,969	$1,082,405
Ending balance: individually evaluated for impairment	$8,860	$464	$—	$1,623	$10,947
Ending balance: collectively evaluated for impairment	$223,394	$555,499	$131,219	$161,346	$1,071,458
Loans:
Ending balance	$44,744,724	$26,595,487	$4,871,938	$11,263,492	$87,475,641
Ending balance individually evaluated for impairment	$2,372,630	$1,491,408	$164,021	$242,874	$4,270,933
Ending balance collectively evaluated for impairment	$42,372,094	$25,104,079	$4,707,917	$11,020,618	$83,209,708

	Residential	Commercial	Commercial
	1-4 Family	Real Estate	and Industrial	Consumer	Total
At December 31, 2013:
Allowance:
Balance, end of period	$188,325	$587,331	$138,268	$147,217	$1,061,141
Ending balance: individually evaluated for impairment	$16,704	$3,447	$—	$2,328	$22,479
Ending balance: collectively evaluated for impairment	$171,621	$583,884	$138,268	$144,889	$1,038,662
Loans:
Ending balance	$43,612,578	$26,323,832	$5,524,011	$11,657,342	$87,117,763
Ending balance individually evaluated for impairment	$3,245,415	$1,777,437	$—	$237,558	$5,260,410
Ending balance collectively evaluated for impairment	$40,367,163	$24,546,395	$5,524,011	$11,419,784	$81,857,353

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity at June 30, 2014:

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total
	(Unaudited)

Pass (1-4)	$44,354,966	$23,602,334	$720,303	$4,871,938	$10,354,522	$818,610	$84,722,673
Special Mention (5)	—	47,738	—	—	—	—	47,738
Substandard (6)	389,758	2,037,428	187,684	—	90,360	—	2,705,230
Doubtful (7)	—	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—	—

Total	$44,744,724	$25,687,500	$907,987	$4,871,938	$10,444,882	$818,610	$87,475,641

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity at December 31, 2013:

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total

Pass (1-4)	$42,899,910	$21,414,636	$1,341,806	$5,059,361	$10,828,478	$672,560	$82,216,751
Special Mention (5)	—	798,627	250,000	—	—	—	1,048,627
Substandard (6)	712,668	2,492,124	26,639	464,650	156,304	—	3,852,385
Doubtful (7)	—	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—	—

Total	$43,612,578	$24,705,387	$1,618,445	$5,524,011	$10,984,782	$672,560	$87,117,763

The following tables present the Company’s loan portfolio aging analysis at June 30, 2014:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg
	(Unaudited)

Residential 1-4 family	$918,318	$527,996	$389,758	$1,836,072	$42,908,652	$44,744,724	$—
Commercial real estate	—	148,544	—	148,544	25,538,956	25,687,500	—
Construction and land	—	30,775	23,663	54,438	853,549	907,987	—
Commercial and industrial	—	—	—	—	4,871,938	4,871,938	—
Home equity	139,283	—	90,360	229,643	10,215,239	10,444,882	—
Other consumer	7,941	—	—	7,941	810,669	818,610	—

	$1,065,542	$707,315	$503,781	$2,276,638	$85,199,003	$87,475,641	$—

The following tables present the Company’s loan portfolio aging analysis at December 31, 2013:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg

Residential 1-4 family	$1,583,953	$537,596	$529,097	$2,650,646	$40,961,932	$43,612,578	$—
Commercial real estate	—	—	16,862	16,862	24,688,525	24,705,387	—
Construction and land	32,418	—	26,639	59,057	1,559,388	1,618,445	—
Commercial and industrial	—	—	—	—	5,524,011	5,524,011	—
Home equity	54,136	51,663	156,304	262,103	10,722,679	10,984,782	—
Other consumer	1,565	9,144	—	10,709	661,851	672,560	—

	$1,672,072	$598,403	$728,902	$2,999,377	$84,118,386	$87,117,763	$—

The following table presents the Company’s nonaccrual loans at June 30, 2014 and December 31, 2013.  This table excludes performing troubled debt restructurings.

	June 30,	December 31,
	2014	2013
	(Unaudited)

Residential 1-4 family	$1,304,353	$1,237,062
Commercial real estate	764,750	841,612
Construction and land	187,684	26,639
Commercial and industrial	—	—
Home equity	215,500	207,967
Other consumer	—	—

	$2,472,287	$2,313,280

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

The following table presents impaired loans and specific valuation allowance based on class level at June 30, 2014:

	Residential	Commercial	Construction	Commercial		Other
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total
	(Unaudited)
Impaired loans without a specific allowance:
Recorded investment	$1,119,017	$1,459,307	$164,021	$—	$85,111	$—	$2,827,456
Unpaid principal balance	1,242,279	1,554,716	171,072	—	89,753	—	3,057,820

Impaired loans with a specific allowance:
Recorded investment	1,253,613	32,101		—	157,763	—	1,443,477
Unpaid principal balance	1,295,290	32,101		—	159,835	—	1,487,226
Specific allowance	8,860	464		—	1,623	—	10,947

Total impaired loans:
Recorded investment	2,372,630	1,491,408	164,021	—	242,874	—	4,270,933
Unpaid principal balance	2,537,569	1,586,817	171,072	—	249,588	—	4,545,046
Specific allowance	8,860	464	—	—	1,623	—	10,947

The following table presents average impaired loans based on class level for the three months ended June 30, 2014 and 2013:

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total
	(Unaudited)

Average recorded investment in impaired loans for the three months ended June 30, 2014	$2,304,116	$1,281,992	$165,551	$—	$239,047	$—	$3,990,706
Average recorded investment in impaired loans for the three months ended June 30, 2013	2,251,561	2,390,975	382,525	637,630	187,123	—	5,849,814

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total
	(Unaudited)

Average recorded investment in impaired loans for the six months ended June 30, 2014	$2,326,988	$1,300,422	$167,047	$—	$237,581	$—	$4,032,038
Average recorded investment in impaired loans for the six months ended June 30, 2013	2,542,282	2,828,422	526,533	322,261	133,415	—	6,352,913

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2013:

	Residential	Commercial	Construction	Commercial		Other
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total

Impaired loans without a specific allowance:
Recorded investment	$1,904,315	$1,063,947	$170,071	$—	$—	$—	$3,138,333
Unpaid principal balance	2,008,561	1,222,080	171,073	—	—	—	3,401,714

Impaired loans with a specific allowance:
Recorded investment	1,341,100	543,419	—	—	237,558	—	2,122,077
Unpaid principal balance	1,376,123	680,219	—	—	240,295	—	2,296,637
Specific allowance	16,704	3,447	—	—	2,328	—	22,479

Total impaired loans:
Recorded investment	3,245,415	1,607,366	170,071	—	237,558	—	5,260,410
Unpaid principal balance	3,384,684	1,902,299	171,073	—	240,295	—	5,698,351
Specific allowance	16,704	3,447	—	—	2,328	—	22,479

Interest income of $20,815, $38,212, $40,626, $62,076 and $130,035 was recognized on impaired loans for the three and six months ended June 30, 2014 (unaudited) and June 30, 2013 (unaudited) and for yearend December 31, 2013, respectively.

At June 30, 2014, the Company had loans that were modified in troubled debt restructurings and impaired.  The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding troubled debt restructurings by class for the three and six months ended June 30, 2014 and 2013.

Newly classified troubled debt restructurings:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
(Unaudited)

Residential 1-4 family	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	1	502,764	308,000
Construction and land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

	—	$—	$—	1	$502,764	$308,000

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
(Unaudited)

Residential 1-4 family	1	$61,000	$61,000	—	$—	$—
Commercial real estate	—	—	—	1	502,764	308,000
Construction and land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

	1	$61,000	$61,000	1	$502,764	$308,000

The troubled debt restructurings described above increased the allowance for loan losses by $178 and $0 for the three months ended June 30, 2014 and 2013, respectively and resulted in charge offs of $19,937 and $0 for the three and six months ended June 30, 2014 and 2013, respectively.

Newly restructured loans by type of modification:

	Interest			Total
	Only	Term	Combination	Modification
(Unaudited)
Six Months Ended June 30, 2014:

Residential 1-4 family	$—	$61,000	$—	$61,000
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

	$—	$61,000	$—	$61,000

	Interest			Total
	Only	Term	Combination	Modification
(Unaudited)
Six Months Ended June 30, 2013:

Residential 1-4 family	$—	$308,000	$—	$308,000
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

	$—	$308,000	$—	$308,000

Troubled debt restructurings modified in the past 12 months that subsequently defaulted:

	June 30, 2014		June 30, 2013
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance
(Unaudited)

Residential 1-4 family	—	$—	—	$—
Commercial real estate	—	—	2	782,739
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

	—	$—	2	$782,739

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 (unaudited) and at December 31, 2013:

	June 30, 2014 Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$4,936,905	$—	$4,936,905	$—
State and political subdivisions	3,362,026	—	3,362,026	—
Mortgage-backed - GSE residential	3,813,856		3,813,856
Collateralized mortgage obligations-GSE	1,302,226	—	1,302,226	—
Mortgage servicing rights	136,280	—	—	136,280

	December 31, 2013
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$6,441,138	$—	$6,441,138	$—
State and political subdivisions	3,337,725	—	3,337,725	—
Mortgage-backed - GSE residential	4,231,130		4,231,130
Collateralized mortgage obligations-GSE	1,583,547	—	1,583,547	—
Mortgage servicing rights	148,171	—	—	148,171

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three months ended June 30, 2014 (unaudited) and the year ended December 31, 2013.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)

Balance, beginning of period	$138,288	$203,114	$148,171	$230,655
Total changes in fair value included in earnings	(2,006)	(27,541)	(11,889)	(55,082)

Balance, end of period	$136,282	$175,573	$136,282	$175,573

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 (unaudited) and December 31, 2013:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2014 (Unaudited)

Collateral-dependent impaired loans	1,432,530	—	—	1,432,530

December 31, 2013

Other real estate owned	$234,000	$—	$—	$234,000
Collateral-dependent impaired loans	2,099,598	—	—	2,099,598

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At June 30, 2014 (Unaudited):

Collateral-dependent impaired loans	1,432,530	Market comparable properties	Marketability discount	10% - 15% (12%)

Mortgage servicing rights	136,280	Discounted cash flow	Constant prepayment rate	14% - 24% (19.2%)

			Probability of default	1% - 8% (3.2%)
			Discount rate	5.8% - 12.9% (8.4%)

At December 31, 2013:

Other real estate owned	$234,000	Market comparable properties	Comparability adjustment (%)	Not available

Collateral-dependent impaired loans	2,099,598	Market comparable properties	Marketability discount	10% - 15% (12%)

Mortgage servicing rights	148,171	Discounted cash flow	Constant prepayment rate	14% - 24% (19.2%)

			Probability of default	1% - 8% (5.8%)
			Discount rate	5.8% - 12.9% (8.4%)

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

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
At June 30, 2014:
Financial assets:
Cash and cash equivalents	$9,619,543	$9,619,543	$—	$—
FHLB Stock	1,408,200	—	1,408,200	—
Loans held for sale	761,491	—	761,491
Loans	86,411,637	—	—	86,873,000
Accrued interest receivable	301,539	—	301,539	—
Mortgage servicing rights	327,824	—	—	529,817

Financial liabilities:
Deposits	93,171,520	10,250,247	83,051,273	—
FHLB advances	10,000,000	—	10,104,000	—
Accrued interest payable	36,658	—	36,658	—

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
At December 31, 2013:
Financial assets:
Cash and cash equivalents	$10,322,076	$10,322,076	$—	$—
FHLB Stock	1,408,200	—	1,408,200	—
Loans held for sale	—	—	—	—
Loans	86,092,038	—	—	86,442,000
Accrued interest receivable	312,615	—	312,615	—
Mortgage servicing rights	364,999	—	—	543,975

Financial liabilities:
Deposits	108,071,026	12,188,447	96,083,579	—
Accrued interest payable	1,032	—	1,032	—

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

Note 8:  Earnings (Loss) Per Share

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
	(Unaudited)	(Unaudited)

Net Loss	$(175,468)	$(421,894)

Shares outstanding for basic EPS:

Average shares outstanding	667,898	612,547
Less: Average unearned ESOP shares	52,713	48,550
	615,185	563,997
Additional dilutive shares	—	—

Shares outstanding for basic and diluted EPS	615,185	563,997

Basic and diluted loss per share	$(.29)	$(.75)

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months and six months ended June 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

•                                          changes in laws or government regulations or policies affecting financial institutions, including Basel III, the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

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

Branch Sale

We completed the sale of the Decatur office on January 24, 2014.  In connection with the sale of the Decatur office, our deposits decreased by approximately $13.3 million, including $8.4 million of core deposits (which we define to include demand deposit, money market and savings accounts) and $4.9 million of certificates of deposit.  We retained all loans associated with the Decatur office.  We funded the assumption of deposits by the purchaser with $3.0 million of cash on hand and $10.0 million of advances from the Federal Home Loan Bank of Indianapolis (“FHLB-Indianapolis”).

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total Assets.  Total assets decreased by $3.3 million, or 2.72%, to $117.8 million at June 30, 2014 from $121.1 million at December 31, 2013.  The decrease was primarily the result of decreases in investment securities of $2.2 million and other assets of $875,000 in other assets.  This is partially offset by increases in net loans of $320,000 and held for sale loans of $761,000.

Net Loans.  Net loans increased by $320,000, or 0.37%, to $86.4 million at June 30, 2014 from $86.1 million at December 31, 2013.  During the six months ended June 30, 2014, one-to- four family residential real estate loans increased $1.1 million, or 2.60%, to $44.7 million at June 30, 2014 from $43.6 million at December 31, 2013; commercial real estate loans increased $982,000 or 3.98%, to $25.7 million from $24.7 million; construction and land loans decreased $710,000, or 43.9%, to $908,000 from $1.7 million; commercial and industrial loans decreased $652,000, or 11.8%, to $4.9 million to from $5.5 million and consumer loans, including home equity loans and lines of credit, decreased $394,000, or 3.38%, to $11.3 million from $11.6 million.  The increase in one-to-four family is a result of an increase in new home sales and refinancing while the increase in commercial real estate loans is the result of new customer relationships being established.  The decreases in the remaining loan classes reflect repayments in excess of originations, and sales of refinanced loans.

Investment Securities.  Investment securities available for sale decreased $2.2 million, or 13.97%, to $13.4 million at June 30, 2014.  U.S. Government and federal agency securities decreased $1.5 million, or 23.35% to $4.9 million at June 30, 2014 from $6.4 million at December 31, 2013.  Mortgage-backed securities including collateralized mortgage obligations, decreased $699,000, or

13.65%, to $5.1 million at June 30, 2014 from $5.8 million at December 31, 2013, and municipal securities increased $24,000, or 0.73%, to $3.4 million at June 30, 2014 from $3.3 million at December 31, 2013.  There were no securities purchased during the second quarter of 2014.  Net unrealized loss on securities recognized in accumulated other comprehensive loss decreased by $91,000 to an unrealized loss of $44,000 at June 30, 2014 compared to an unrealized loss of $135,000 at December 31, 2013.  At June 30, 2014, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, state and municipal securities, and U.S. government and agency securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Real Estate Owned and Other Repossessed Assets.  Real estate owned and held for sale decreased $141,000, or 12.05% to $1.0 million at June 30, 2014 from $1.2 million at December 31, 2013, as we sold $348,000 of foreclosed properties, foreclosed on a $207,000 non-performing loan and recorded no valuation adjustments.  At June 30, 2014 our real estate owned included one- to four-family residential real estate properties, one land development property and four commercial real estate properties, the largest of which was a commercial manufacturing facility with a carrying value of $234,000.

Deposits.  Deposits decreased by $14.9 million, or 13.79%, to $93.2 million at June 30, 2014 from $108.1 million at December 31, 2013.  A decrease in deposits of $13.3 million is the result of our Decatur office sale that occurred on January 24, 2014.  The sale included $8.4 million of core deposits and $4.9 million of certificates of deposit.  The sale of the Decatur office resulted primarily from management’s efforts to reduce our balance sheet in order to improve capital ratios and reduce interest expenses and noninterest expense. No premium was paid for the deposits.

Federal Home Loan Bank Advances and Other Liabilities.  Federal Home Loan Bank advances increased $10.0 million, to $10.0 million at June 30, 2014 from $0 at December 31, 2013.  We partially funded the sale of the Decatur branch with $10.0 million in Federal Home Loan Bank advances during the first quarter of 2014.  Other liabilities, which include stock offering proceeds in escrow, interest and accounts payable, customer escrow balances, and accruals for items such as employee pension and medical plans, decreased $2.8 million or 73.5%, to $999,000 at June 30, 2014 from $3.8 million at December 31, 2013.  On January 16, 2014, the conversion was completed in which $3.1 million of stock offering proceeds held in escrow on December 31, 2013 was released to the Company.

Total Equity.  Total equity increased $4.4 million, or 46.9%, to $13.6 million at June 30, 2014.  The increase resulted from 667,898 shares of common stock being issued at a par value of $.01 for $6,679 and $4.7 million in additional paid-in-capital received net of offering costs.  Retained earnings decreased $422,000 due to the net loss at June 30, 2014, a decrease of $91,000 in accumulated other comprehensive loss was due to an unrecognized gain on investment securities during the six month period.

Delinquencies, Classified Assets and Non-Performing Assets

Delinquent Loans. The following table sets forth our loan delinquencies, including delinquent non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
At June 30, 2014 (unaudited)
Real estate loans:
One- to four-family residential	11	$918	7	$528	6	$390	24	$1,836
Commercial real estate	—	—	1	149	—	—	1	149
Construction and land	—	—	1	31	2	24	3	55
Total real estate	11	918	9	708	8	414	28	2,040
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	6	139	—	—	4	90	—	229
Other consumer	2	8	—	—	—	—	2	8
Total consumer	8	147	—	—	4	90	12	237
Total loans	19	$1,065	9	$708	12	$504	40	$2,277

At December 31, 2013
Real estate loans:
One- to four-family residential	16	$1,584	6	$537	9	$529	31	$2,650
Commercial real estate	—	—	—	—	1	17	1	17
Construction and land	1	32	—	—	2	27	3	59
Total real estate	17	1,616	6	537	12	573	35	2,726
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	3	54	1	52	3	156	7	262
Other consumer	1	2	1	9	—	—	2	11
Total consumer	4	56	2	61	3	156	9	273
Total loans	21	$1,672	8	$598	15	$729	44	$2,999

The decrease in delinquent loans at June 30, 2014 compared to December 31, 2013 was primarily attributable to loans that were paid off or brought to a current status.

Classified Assets.  The following table sets forth our amounts of classified assets as of the dates indicated.  Amounts shown at June 30, 2014 and December 31, 2013 include approximately $2.7 million and $3.9 million of nonperforming loans, respectively.  The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $11,000 and $22,000 at June 30, 2014 and December 31, 2013, respectively.

	At June 30,	At December 31,
	2014	2013
	(Dollars in Thousands)
	(Unaudited)
Classifed assets:
Substandard loans (1)	$2,705	$3,852
Doubtful loans	—	—
Loss loans	—	—
Real estate owned and other
Real estate owned and other repossessed assets (2)	1,028	1,169
Total classified assets	$3,733	$5,021

(1)  Includes non-accruing loans that are more than 90 days past due.

(2)  Includes real estate totaling $44,100 at December 31, 2013, that was subject to the redemption period under Michigan law.

The decrease in classified assets to $3.7 million at June 30, 2014 from $5.0 million at December 31, 2013 is the continuation of a trend of declining classified assets that has been ongoing since 2009.  This decrease was primarily due to the enhanced review of our nonperforming assets, which resulted in significant charge-offs and losses on sales of real estate owned.  The largest component of classified loans is commercial real estate loans which totaled $2.0 million, or 75.31% of our total classified loans, at June 30, 2014.  Our largest classified loan relationship was a commercial real estate relationship totaling $765,000 at June 30, 2014.

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

	At June 30,	At December 31,
	2014	2013
	(Dollars in Thousands)
	(Unaudited)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,304	$1,285
Commercial real estate	765	1,056
Construction and land	188	197
Total real estate	2,257	2,538
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	215	208
Other consumer	—	—
Total consumer	215	208
Total loans	2,472	2,746

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Commercial real estate	—	—
Construction and land	—	—
Total real estate	—	—
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total consumer	—	—
Total loans	—	—

Total non-performing loans	2,472	2,746

Real estate owned and other repossessed assets:
Real estate loans:
One- to four-family residential	292	353
Commercial real estate	661	697
Construction and land	75	75
Total real estate	1,028	1,125
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total consumer	—	—
Total real estate owned before loans in redemption	1,028	1,125
Loans in redemption (1)	—	44
Total real estate owned and other repossessed assets	1,028	1,169

Total non-performing assets	$3,500	$3,915

(table continues on following page)

	At June 30,	At December 31,
	2014	2013
	(Dollars in Thousands)
	(Unaudited)
Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$1,321	$2,014
Commercial real estate	294	443
Construction and land	302	—
Total real estate	1,917	2,457
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	102	24
Other consumer	—	—
Total consumer	102	24
Total loans	$2,019	$2,481

Total non-performing loans and troubled debt restructurings	$4,491	$5,227

Ratios:
Non-performing loans to total loans	2.83%	3.15%
Non-performing assets to total assets	2.97%	3.23%
Non-performing assets and troubled debt restructurings to total assets	3.81%	4.32%

(1) Represents real estate that is subject to the redemption period under Michigan law.

Non-performing assets decreased to $3.5 million, or 2.97% of total assets, at June 30, 2014 from $3.9 million, or 3.23% of total assets, at December 31, 2013.  Nonperforming commercial real estate loans decreased $291,000 to $765,000, or 30.9% of total non-performing loans, at June 30, 2014 from $1.1 million, or 38.5% of total non-performing loans at December 31, 2013.  One-to four- family residential nonperforming loans were $1.3 million on June 30, 2014 and were $1.3 million at December 31, 2013.  Our largest non-performing loan relationship was a commercial real estate relationship totaling $765,000 at June 30, 2014.

Other Loans of Concern.  At June 30, 2014, there was one loan totaling $48,000 designated by management as “special mention,” which was a commercial real estate relationship, that is not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General.  Net loss for the three months ended June 30, 2014 was $175,000 compared to net loss of $371,000 for the three months ended June 30, 2013, a decrease of $196,000. The increase in earnings was primarily due to no provision for loan losses required for the three months ended June 30, 2014 compared to $225,000 provision for the three months ended June 30, 2013.  Non-interest expenses which includes the loss on sale of other real estate as well as other real estate expenses decreased $27,000 and 50,000, respectively.  In addition non-interest income decreased as a result of the slowdown in the residential mortgage loan sales due to rate increases which resulted in a decrease in gains booked of $71,000.  We also have additional salaries and benefits cost due to staff additions that occurred late in the second quarter of 2013.

Interest Income. Interest income decreased $39,000, or 3.6%, to $1.0 million for the three months ended June 30, 2014 from $1.1 million for the three months ended June 30, 2013. This decrease was primarily attributable to a $22,000 decrease in interest and fee income on loans receivable.  The average balance of loans during the three months ended June 30, 2014 increased $1.5 million to $87.3 million from $85.8 million for the three months ended June 30, 2013, and the average yield on loans decreased by 18 basis points to 4.46% for the three months ended June 30, 2014 from 4.64% for the three months ended June 30, 2013.  The average balance of investment securities decreased $2.2 million to $14.3 million for the three months ended June 30, 2014 from $16.5 million for the three months ended June 30, 2013, while the average yield on investment securities increased by 8 basis point to 1.41% for the three months ended June 30, 2014 from 1.33% for the three months ended June 30, 2013, resulting in income on securities increasing.

Interest Expense. Total interest expense decreased $22,000, or 15.33%, to $120,000 for the three months ended June 30, 2014 from $142,000 for the three months ended June 30, 2013.  Interest expense on deposit accounts decreased $47,000, or 33.84%, to $92,000 for the three months ended June 30, 2014 from $139,000 for the three months ended June 30, 2013.  The decrease was primarily due to a decrease of 12 basis points in the average cost of interest-bearing deposits to 0.45% for the three months ended June 30, 2014 from 0.57% for the three months ended June 30, 2013, reflecting the declining interest rate environment, and by a decrease of $15.4 million, or 15.81%, in the average balance of deposits to $82.2 million for the three months ended June 30, 2014 from $97.7 million for the three months ended June 30, 2013.  This decline in deposits is primarily the result of the Decatur branch sale that occurred on January 24, 2014 in which $13.3 million in deposits were sold.

Interest expense on FHLB-Indianapolis advances increased $26,000 to $28,000 for the three months ended June 30, 2014 from $2,000 for the three months ended June 30, 2013.  The average balance of advances increased by $8.1 million to $10.0 million for the three months ended June 30, 2014 from $1.9 million for the three months ended June 30, 2013.  Borrowing increased $10.0 million to fund the Decatur branch sale on January 24, 2014.  The average cost on the advances increased 63 basis points to 1.11% for the three months ended June 30, 2014 from 0.48% for the three months ended June 30, 2013.

Net Interest Income. Net interest income decreased $17,000, or 1.80%, to $918,000 for the three months ended June 30, 2014 from $935,000 for the three months ended June 30, 2013.  Despite the decrease there was a slight increase in our interest rate spread to 3.24% for the three months ended June 30, 2014 from 3.22% for the three months ended June 30, 2013, and a slight increase in our net interest margin to 3.33% for the three months ended June 30, 2014 from 3.29% for the three months ended June 30, 2013. The slight increase in our interest rate spread and net interest margin reflected primarily the continuation of a low interest rate environment, in net loans and a greater increase in lower earning securities and cash.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $0 for the three months ended June 30, 2014 and $225,000 for the three months ended June 30, 2013.  The allowance for loan losses was $1.1 million, or 1.24% of total loans, at June 30, 2014, compared to $1.3 million, or 1.52% of total loans, at June 30, 2013.  Total nonperforming loans were $2.5 million at June 30, 2014, compared to $4.0 million at June 30, 2013.  As a percentage of nonperforming loans, the allowance for loan losses was 43.77% at June 30, 2014 compared to 32.00% at June 30, 2013.  At June 30, 2014, $1.5 million of the $2.5 million in nonperforming loans were contractually current, compared to $2.0 million of $4.0 million at June 30, 2013.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2014 and June 30, 2013.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income.  Non-interest income decreased $130,000, or 46.08%, to $152,000 for the three months ended June 30, 2014 from $282,000 for the three months ended June 30, 2013. The decrease was primarily due to a decrease of $71,000 in income from mortgage banking activities, which includes gains on sale of loans and changes in the value of mortgage servicing rights.  Gains on sale of loans decreased as originations, particularly of refinancings, decreased during the period.  An increase in interest rates and a decline in refinancing activity in future periods may further decrease our income from mortgage banking activities.

Non-Interest Expense.  Non-interest expense decreased $118,000, or 8.62%, to $1.2 million for the three months ended June 30, 2014 from $1.4 million for the three months ended June 30, 2013.  The decrease primarily is reflected in loss on sale of other real estate and other real estate expenses of $27,000 and $50,000, respectively.  We anticipate the elevated levels of professional fees and expenses associated with being a public company will continue throughout the year in 2014.

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

	For the Three Months Ended June 30,
	2014			2013
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$87,315	$971	4.46%	$85,800	$992	4.64%
Investment securities	14,295	50	1.41	16,514	55	1.33
Other interest-earning assets (2)	9,185	18	0.77	11,657	30	1.03
Total interst-earning assets	110,795	1,039	3.76	113,971	1,077	3.79
Noninterest-earning assets	7,257			9,195
Allowance for loan losses	(1,122)			(1,369)
Total assets	$116,930			$121,797

Interest-earning liabilities:
Demand deposits	$16,452	8	0.19%	$17,735	7	0.16%
Money market accounts	23,934	17	0.29	25,556	18	0.29
Savings accounts	13,233	6	0.18	13,538	4	0.13
Certificates of deposit	28,595	61	0.86	40,823	110	1.08
Total deposits	82,214	92	0.45	97,652	139	0.57

FHLB-Indianapolis advances	10,000	28	1.11	1,923	2	0.48
Total interest-bearing liabilities	92,214	120	0.52	99,575	141	0.57

Noninterest-bearing demand deposits	12,788			10,185
Other noninterest-bearing liabilities	778			957
Total liabilities	105,780			110,717
Equity	11,150			11,080
Total liabilities and equity	$116,930			$121,797

Net interest income		$919			$936
Net interest spread (3)			3.24%			3.22%
Net interest-earning assets (4)	$18,581			$14,396
Net interest margin (5)			3.33%			3.29%
Average interest-earning assets to interest-bearing liabilities			120.15%			114.46%

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

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General.  Net loss for the six months ended June 30, 2014 was $422,000 compared to net loss of $498,000 for the six months ended June 30, 2013, a decrease of $76,000. The increase in earnings was primarily due to no provision for loan losses required for the six months ended June 30, 2014 compared to $240,000 provision for the six months ended June 30, 2013.  Non-interest expenses, which includes the loss on sale of other real estate as well as other real estate expenses, decreased $24,000 and $91,000, respectively.  In addition non-interest income decreased as a result of the slowdown in the residential mortgage loan sales due to rate increases which resulted in a decrease in gains booked of $166,000.  Salaries and employee benefits increased $106,000 from June 30, 2013 due to staff additions that occurred late in the second quarter of 2013.

Interest Income. Interest income decreased $74,000, or 3.42%, to $2.1 million for the six months ended June 30, 2014 from $2.2 million for the six months ended June 30, 2013. This decrease was primarily attributable to a $66,000 decrease in interest and fee income on loans receivable.  The average balance of loans during the six months ended June 30, 2014 increased $967,000 to $87.5 million compared to $86.5 million for the six months ended June 30, 2013, and the average yield on loans decreased by 21 basis points to 4.46% for the six months ended June 30, 2014 from 4.67% for the six months ended June 30, 2013.  The average balance of investment securities decreased $517,000 to $14.9 million for the six months ended June 30, 2014 from $15.4 million for the six months ended June 30, 2013, while the average yield on investment securities increased by 4 basis point to 1.42% for the six months ended June 30, 2014 from 1.38% for the six months ended June 30, 2013, resulting in income on securities increasing.

Interest Expense. Total interest expense decreased $38,000, or 13.11%, to $253,000 for the six months ended June 30, 2014 from $291,000 for the six months ended June 30, 2013.  Interest expense on deposit accounts decreased $79,000, or 27.96%, to $204,000 for the six months ended June 30, 2014 from $283,000 for the six months ended June 30, 2013.  The decrease was primarily due to a decrease of 10 basis points in the average cost of interest-bearing deposits to 0.49% for the six months ended June 30, 2014 from 0.59% for the six months ended June 30, 2013, reflecting the declining interest rate environment, and by a decrease of $13.0 million, or 13.31%, in the average balance of deposits to $84.2 million for the six months ended June 30, 2014 from $97.1 million for the six months ended June 30, 2013.  This decline in deposits is primarily the result of the Decatur branch sale that occurred on January 24, 2014 in which $13.3 million in deposits were sold.

Interest expense on FHLB-Indianapolis advances increased $41,000 to $49,000 for the six months ended June 30, 2014 from $8,000 for the six months ended June 30, 2013.  The average balance of advances increased by $5.5 million to $8.8 million for the six months ended June 30, 2014 from $3.3 million for the six months ended June 30, 2013.  Borrowing increased $10.0 million to fund the Decatur branch sale on January 24, 2014.  The average cost on the advances increased 65 basis points to 1.12% for the six months ended June 30, 2014 from 0.47% for the six months ended June 30, 2013.

Net Interest Income. Net interest income decreased $36,000, or 1.91%, to $1.8 million for the six months ended June 30, 2014 from $1.9 million for the six months ended June 30, 2013.  The decrease reflected a decrease in our interest rate spread to 3.21% for the six months ended June 30, 2014 from 3.23% for the six months ended June 30, 2013; however there was a slight increase in our net interest margin to 3.31% for the six months ended June 30, 2014 from 3.30% for the six months ended June 30, 2013. The decrease in our interest rate spread reflected primarily the continuation of a low interest rate environment, in net loans and a greater increase in lower earning securities and cash.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $0 for the six months ended June 30, 2014 and $240,000 for the six months ended June 30, 2013.  See“—Comparison of Operating Results for Three months ended June 30, 2014 and 2013. “Provision for Loan Losses” for additional information.

Non-Interest Income.  Non-interest income decreased $228,000, or 40.18%, to $340,000 for the six months ended June 30, 2014 from $568,000 for the six months ended June 30, 2013. The decrease was primarily due to a decrease of $166,000 in income from mortgage banking activities, which includes gains on sale of loans and changes in the value of mortgage servicing rights.  Gains on sale of loans decreased as originations, particularly of refinancing’s, decreased during the period.  An increase in interest rates and a decline in refinancing activity in future periods may further decrease our income from mortgage banking activities.

Non-Interest Expense.  Non-interest expense decreased $99,000, or 3.70%, to $2.6 million for the six months ended June 30, 2014 from $2.7 million for the six months ended June 30, 2013.  The decrease primarily is reflected in other real estate expenses and data processing expense of $91,000 and $41,000, respectively.  We anticipate the elevated levels of professional fees and expenses associated with becoming a public company will continue throughout the year in 2014.

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

	For the Six Months Ended June 30,
	2014			2013
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$87,471	$1,937	4.46%	$86,504	$2,003	4.67
Investment securities	14,874	105	1.42	15,391	106	1.38
Other interest-earning assets (2)	9,203	41	0.90	12,240	48	0.79
Total interst-earning assets	111,548	2,083	3.76	114,135	2,157	3.81
Noninterest-earning assets	7,637			10,020
Allowance for loan losses	(1,120)			(1,435)
Total assets	$118,065			$122,720

Interest-earning liabilities:
Demand deposits	$16,229	15	0.19%	$17,240	13	0.15
Money market accounts	24,242	35	0.29	25,395	36	0.29
Savings accounts	12,705	10	0.16	13,170	8	0.12
Certificates of deposit	31,022	144	0.94	41,318	226	1.10
Total deposits	84,198	204	0.49	97,123	283	0.59

FHLB-Indianapolis advances	8,790	49	1.12	3,271	8	0.47
Total interest-bearing liabilities	92,988	253	0.55	100,394	291	0.58

Noninterest-bearing demand deposits	12,960			10,254
Other noninterest-bearing liabilities	1,100			884
Total liabilities	107,048			111,532
Equity	11,017			11,188
Total liabilities and equity	$118,065			$122,720

Net interest income		$1,830			$1,866
Net interest spread (3)			3.21%			3.23%
Net interest-earning assets (4)	$18,560			$13,741
Net interest margin (5)			3.31%			3.30%
Average interest-earning assets to interest-bearing liabilities			119.96%			113.69%

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities.  We also have the ability to borrow from the FHLB-Indianapolis.  At June 30, 2014, we had the capacity to borrow approximately $2.6 million from the FHLB-Indianapolis and an additional $2.0 million on a line of credit with the FHLB-Indianapolis and United Bankers Bank.  We have historically not used Federal Home Loan Bank advances to fund our operations; however, we borrowed funds to support the sale of the Decatur office.  At June 30, 2014 and December 31, 2013, we had $10.0 million and $0, respectively, outstanding in advances from the FHLB-Indianapolis.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was ($397,000) and $1.09 million for the six months ended June 30, 2014 and 2013, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities and the 2014 net payment on the sale of the branch, was $11.1 million and $2.7 million for the six months ended June 30, 2014 and 2013, respectively.  During the six months ended June 30, 2014 and 2013, we purchased $0 and $4.9 million, respectively and sold $0, in securities held as available-for-sale.  Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $10.8 million for the six months ended June 30, 2014 and ($2.6 million) during the six months ended June 30, 2013.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2014, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $13.7 million, or 11.63% of adjusted total assets, which is above the required level of $5.9 million, or 5.00%; and total risk-based capital of $14.6 million, or 19.77% of risk-weighted assets, which is above the required level of $7.4 million, or 10.00%.  At December 31, 2013, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $9.4 million, or 7.75% of adjusted total assets, which is above the required level of $6.1 million, or 5.00%; and total risk-based capital of $10.4 million, or 13.54% of risk-weighted assets, which is above the required level of $7.7 million, or 10.00%.  Accordingly, the Bank was categorized as well capitalized at June 30, 2014 and December 31, 2013.  Management is not aware of any conditions or events since the most recent notification that would change our category.  In addition, at June 30, 2014 and December 31, 2013, the Bank was in compliance with the IMCR, which requires the Bank to maintain a tier 1 leverage capital ratio of at least 7.50% and a total risk-based capital ratio of at least 12.00%.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. Generally Accepted Accounting Principles are not recorded in our financial statements.  These transactions involved, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ request for funding and take the form of loan commitments, lines of credit and standby letters of credit.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are not required by smaller reporting companies, such as the Company.

Item 4.             Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Edgewater Bancorp, Inc.

Date: August 14, 2014	/s/ Richard E. Dyer
Richard E. Dyer
President and Chief Executive Officer

Date: August 14, 2014	/s/ Coleen S. Frens-Rossman
Coleen S. Frens-Rossman Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Edgewater Bancorp, Inc.*
3.2	Bylaws of Edgewater Bancorp, Inc.*
31.1	Certification of Richard E. Dyer, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32

Certification of Richard E. Dyer, President and Chief Executive Officer, and Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements**

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