Form 10-Q
period 2014-09-30
Edgewater Bancorp, Inc.
filed 2014-11-14
CIK 1584770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of November 6, 2014, there were issued and outstanding 667,898 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Edgewater Bancorp, Inc.

Form 10-Q

Part I. — Financial Information

Financial Statements

Edgewater Bancorp, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$639,858	$683,930
Interest-bearing demand deposits in banks	6,535,965	9,638,146
Cash and cash equivalents	7,175,823	10,322,076

Available-for-sale securities	13,020,049	15,593,540
Federal Home Loan Bank (FHLB) stock	1,408,200	1,408,200
Loans held for sale	279,800	—
Loans receivable, net of allowance for losses of $1,054,451 and $1,061,141, respectively	89,518,291	86,092,038
Premises and equipment, net	3,999,663	4,473,690
Other real estate, net	467,000	1,168,796
Interest receivable	308,058	312,615
Mortgage servicing rights (includes $125,456 and $148,171, respectively, carried at fair value)	448,675	513,170
Other assets	332,321	1,242,327

Total assets	$116,957,880	$121,126,452

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$10,601,417	$12,188,446
Interest-bearing	81,236,392	95,882,580
Total deposits	91,837,809	108,071,026

Federal Home Loan Bank advances	11,000,000	—
Stock conversion proceeds in escrow	—	3,076,038
Accrued and other liabilities	637,681	690,457
Total liabilities	103,475,490	111,837,521

Commitments and contingencies

Temporary Equity
ESOP shares subject to mandatory redemption	16,768	—

Stockholders’ Equity
Common Stock-shares authorized 7,000,000: shares issued and outstanding 667,898 at $.01 par value	6,679	—
Paid-in-capital	4,683,430	—
Retained earnings	8,824,271	9,424,187
Accumulated other comprehensive loss	(48,758)	(135,256)
Total equity	13,465,622	9,288,931

Total liabilities and stockholders’ equity	$116,957,880	$121,126,452

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Interest Income
Loans, including fees	$999,769	$1,018,116	$2,936,397	$3,020,724
Debt securities
Taxable	32,959	44,616	113,217	131,843
Tax-exempt	12,173	12,225	36,524	30,537
Federal Home Loan Bank stock	13,166	13,788	45,709	38,830
Other	3,264	12,495	11,797	35,398
Total interest income	1,061,331	1,101,240	3,143,644	3,257,332

Interest Expense
Deposits	88,924	135,375	293,123	418,821
Federal Home Loan Bank advances	29,049	1,150	77,817	8,852
Total interest expense	117,973	136,525	370,940	427,673

Net interest income	943,358	964,715	2,772,704	2,829,659

Provision for loan losses	—	250,000	—	490,000

Net Interest Income After Provision for Loan Losses	943,358	714,715	2,772,704	2,339,659

Noninterest income
Service charges, deposits	100,201	132,840	285,466	376,755
Mortgage banking activities	84,503	78,650	166,161	326,794
Other	24,093	31,588	96,685	107,132
Total noninterest income	208,797	243,078	548,312	810,681

Noninterest expense
Salaries and employee benefits	629,678	630,872	1,886,311	1,781,758
Occupancy and equipment	202,368	202,947	633,947	639,258
Data processing	134,205	168,983	409,159	484,690
(Gain) loss on sale of other real estate, net	12,729	176,278	(2,266)	184,820
Interchange	22,843	18,605	57,118	59,508
Advertising	20,783	12,260	64,171	55,435
FDIC insurance premiums	38,526	41,400	114,270	126,856
Other real estate	40,927	51,551	68,056	169,183
Professional fees	148,890	220,984	430,651	467,541
Insurance	19,587	20,573	61,489	61,449
Other	59,641	85,878	198,026	290,084
Total noninterest expense	1,330,177	1,630,331	3,920,932	4,320,582

Net Loss Before Income Taxes	(178,022)	(672,538)	(599,916)	(1,170,242)

Provision for Income Taxes	—	—	—	—

Net Loss	$(178,022)	$(672,538)	$(599,916)	$(1,170,242)

Basic and Diluted Loss Per Share	$(0.29)	N/A	$(1.03)	N/A

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net Loss	$(178,022)	$(672,538)	$(599,916)	$(1,170,242)

Other Comprehensive Income (Loss)

Net change in unrealized gains (losses) on investment securities available-for-sale	(4,975)	(103,554)	86,498	(366,643)

Less: reclassification adjustment for realized gains (losses) included in net loss	—	—	—	—

Other comprehensive income (loss) before income tax	(4,975)	(103,554)	86,498	(366,643)

Tax expense (benefit), net of deferred tax asset valuation impact of ($1,692), ($35,208), $29,409 and ($124,659), respectively	—	—	—	—

Comprehensive Loss	$(182,997)	$(776,092)	$(513,418)	$(1,536,885)

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	(Unaudited)
					Accumulated
					Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

Balance at January 1, 2014	—	$—	$—	$9,424,187	$(135,256)	$9,288,931
Issuance of common stock, net of offering costs	667,898	6,679	4,683,430	—	—	4,690,109
Net loss	—	—	—	(599,916)	—	(599,916)
Other comprehensive income	—	—	—	—	86,498	86,498

Balance at September 30, 2014	667,898	$6,679	$4,683,430	$8,824,271	$(48,758)	$13,465,622

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Operating activities:
Net loss	$(599,916)	$(1,170,242)
Items not requiring cash:
Depreciation	354,922	386,390
Provision for loan losses	—	490,000
Amortization of premiums on securities	62,541	123,177
Change in fair value of mortgage servicing rights	22,715	82,623
(Gain) loss on sale of other real estate	(2,266)	184,820
ESOP shares earned	16,768	—
Amortization of mortgage servicing rights	79,314	66,981
Loans originated for sale	(4,532,310)	(13,593,383)
Proceeds from loan sold	4,298,362	14,486,537
Gain on sale of loans	(83,386)	(329,907)
Loss (gain) on sale of premises and equipment	1,215	(1,000)
Net change in:
Interest receivable and other assets	160,599	(271,160)
Interest payable and other liabilities	(52,776)	91,572
Net cash provided by (used in) operating activities	(274,218)	546,408

Investing activities:
Purchases of available-for-sale securities	—	(4,894,274)
Proceeds from calls and maturities of available-for-sale securities	2,597,448	1,946,032
Net change in loans	(3,813,597)	3,385,245
Proceeds from sale of other real estate	1,091,406	2,225,075
Payment for sale of branch, net	(13,327,513)	—
Proceeds from sale of premises and equipment	222,635	211,000
Purchases of premises and equipment	(104,744)	(179,733)
Net cash provided by (used in) investing activities	(13,334,365)	2,693,345

Financing activities:
Proceeds from stock conversion	2,368,034	—
Net change in deposits	(2,905,704)	2,547,115
Proceeds from Federal Home Loan Bank advances	11,000,000	—
Repayment of Federal Home Loan Bank advances	—	(5,000,000)
Net cash provided by (used in) financing activities	10,462,330	(2,452,885)

Net Change in Cash and Cash Equivalents	(3,146,253)	786,868

Cash and Cash Equivalents, Beginning of Period	10,322,076	9,022,796

Cash and Cash Equivalents, End of Period	$7,175,823	$9,809,664

Additional Cash Flows Information:
Interest paid	$321,611	$343,178
Loans transferred to other real estate	387,344	682,796
Capitalization of mortgage serving rights	37,534	119,753

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Financial Statements

Note 1:  Nature of Operation and Conversion

Edgewater Bank, a federally chartered mutual savings association (the “Bank”), is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in the Berrien, Van Buren and to a lesser extent Cass Counties, Michigan.  The Bank is subject to competition from other financial institutions.  The Bank is subject to the regulation of the certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The Banks’s wholly-owned subsidiaries, Explorer Financial Service Corporation (EFSC) and Edgewater Insurance Agency, Inc. (EIA) are included in the consolidated financial statements.  EFSC is primarily engaged in providing title insurance services and EIA is used to collect premiums and receive commissions for insurance related benefits the Bank offers its employees.

On January 16, 2014, in accordance with a Plan of Conversion and Reorganization, the Bank completed a mutual—to-stock conversion pursuant to which the Bank became the wholly owned subsidiary of Edgewater Bancorp, Inc. (the “Conversion”), a Maryland stock holding corporation (the “Company”).  In connection with the Conversion, the Company sold 667,898 shares of common stock, at an offering price of $10 per share.  The Company’s stock began being quoted on January 17, 2014 and is currently quoted on the OTC Pink marketplace under the symbol “EGDW.”

The net proceeds from the stock offering, net of offering costs of $1,455,000, amounted to $4,690,000.

Also, in connection with the Conversion, the Bank established an employee stock ownership plan (the “ESOP”), which purchased 53,431 shares of the Company’s common stock at a price of $10 per share.

In accordance with the OCC regulations, at the time of the Conversion, the Company was required to substantially restrict retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account.  The liquidations account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holders’ interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.  All information as of and for the periods ended September 30, 2013 and December 31, 2013 is Bank only pre-conversion data.

Note 2:  Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, certain information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information have been condensed or omitted pursuant to such rules and regulations.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the nine-month period ended September 30, 2014, are not necessarily indicative of the results which may be expected for the entire year.  Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company as of December 31, 2013 included in Edgewater Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 3:  Principles of Consolidation

The consolidated financial statements include the accounts of the Edgewater Bancorp, Inc. and its wholly owned subsidiary, Edgewater Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4:  Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$5,014,875	$2,962	$88,397	$4,929,440
State and political subdivisions	3,355,890	25,659	13,711	3,367,838
Mortgage-backed -GSE residential	3,553,553	26,299	18,397	3,561,455
Collateralized mortgage obligations-GSE	1,144,489	16,827	—	1,161,316

Total available-for-sale securities	$13,068,807	$71,747	$120,505	$13,020,049

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. Government and federal agency	$6,557,658	$9,682	$126,202	$6,441,138
State and political subdivisions	3,359,021	18,008	39,304	3,337,725
Mortgage-backed -GSE residential	4,224,511	36,873	30,254	4,231,130
Collateralized mortgage obligations-GSE	1,587,606	9,908	13,967	1,583,547

Total available-for-sale securities	$15,728,796	$74,471	$209,727	$15,593,540

The amortized cost and fair value of investment securities at September 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)

Within one year	$795,000	$796,986	$1,506,265	$1,513,109
After one through five years	7,575,765	7,500,292	8,410,414	8,265,754
After five through ten years	—	—	—	—
After ten years	—	—	—	—
	8,370,765	8,297,278	9,916,679	9,778,863
Mortgage-backed - GSE residential	3,553,553	3,561,455	4,224,511	4,231,130
Collateralized debt obligations	1,144,489	1,161,316	1,587,606	1,583,547

	$13,068,807	$13,020,049	$15,728,796	$15,593,540

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $368,269 at September 30, 2014 (unaudited) and $459,263 at December 31, 2013.

For the three and nine month periods ended September 30, 2014 and September 30, 2013, there were no sales of securities available-for-sale.

Certain investments in debt securities have fair values at an amount less than their historical cost.  Total fair value of these investments at September 30, 2014 (unaudited) and December 31, 2013 was $7,527,448 and $10,024,662, respectively, which is approximately 58% and 64%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from increases in market interest rates since the securities were purchased.

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

Investment securities with unrealized losses were as follows:

	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$950,771	$1,441	$3,474,791	$86,956	$4,425,562	$88,397
State and political subdivisions	399,540	461	486,750	13,250	886,290	13,711
Mortgage-backed -GSE residential	2,215,596	18,397	—	—	2,215,596	18,397

	$3,565,907	$20,299	$3,961,541	$100,206	$7,527,448	$120,505

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
U.S. Government and federal agency	$4,423,805	$126,202	$—	$—	$4,423,805	$126,202
State and political subdivisions	2,015,891	39,304	—	—	2,015,891	39,304
Mortgage-backed -GSE residential	2,948,777	30,254	—	—	2,948,777	30,254
Collateralized mortgage obligations-GSE	636,189	13,967	—	—	636,189	13,967

	$10,024,662	$209,727	$—	$—	$10,024,662	$209,727

The unrealized losses on the Company’s investments in direct obligations of U.S. Government and federal agencies, state and political subdivisions and mortgage-backed GSE residential securities were caused by market interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014, and December 31, 2013.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past-due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  There were no changes in the Company’s nonaccrual policy during the three and nine month-end periods ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited).

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Categories of loans receivable include:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Real estate loans:
Residential 1-4 family	$45,613,018	$43,612,578
Commercial	27,980,256	24,705,387
Construction and land	1,049,949	1,618,445
Total real estate	74,643,223	69,936,410
Commercial and industrial	5,150,729	5,524,011
Consumer loans:
Home equity loans and lines of credit	9,868,600	10,984,782
Other consumer loans	888,446	672,560
Total consumer	10,757,046	11,657,342
Gross loans	90,550,998	87,117,763
Less
Net deferred loan costs	(21,744)	(35,416)
Allowance for loan losses	1,054,451	1,061,141
Net loans	$89,518,291	$86,092,038

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

The following presents by portfolio segment, the activity in the allowance for loan losses:

	Residential	Commercial	Commercial
	1-4 Family	Real Estate	and Industrial	Consumer	Total
	(Unaudited)
Three Months Ended September 30, 2014:
Balance, beginning of period	$232,254	$555,963	$131,219	$162,969	$1,082,405
Provision (credit) for loan losses	36,558	(120,302)	31,764	51,980	—
Loans charged to the allowance	(6,150)	—	—	(23,104)	(29,254)
Recoveries of loans previously charged off	300	1,000	—	—	1,300

Balance, end of period	$262,962	$436,661	$162,983	$191,845	$1,054,451

Nine Months Ended September 30, 2014:
Balance, beginning of period	$188,325	$587,331	$138,268	$147,217	$1,061,141
Provision (credit) for loan losses	98,861	(241,024)	24,715	117,448	—
Loans charged to the allowance	(27,134)	—	—	(73,220)	(100,354)
Recoveries of loans previously charged off	2,910	90,354	—	400	93,664

Balance, end of period	$262,962	$436,661	$162,983	$191,845	$1,054,451

	Residential	Commercial	Commercial
	1-4 Family	Real Estate	and Industrial	Consumer	Total
	(Unaudited)
Three Months Ended September 30, 2013:
Balance, beginning of period	$126,952	$831,202	$217,612	$116,680	$1,292,446
Provision (credit) for loan losses	(36,036)	107,965	173,107	4,964	250,000
Loans charged to the allowance	—	(153,652)	(351,239)	(6,012)	(510,903)
Recoveries of loans previously charged off	11,866	464	—	—	12,330

Balance, end of period	$102,782	$785,979	$39,480	$115,632	$1,043,873

Nine Months Ended September 30, 2013:
Balance, beginning of period	$243,867	$1,089,654	$32,663	$137,985	$1,504,169
Provision (credit) for loan losses	(30,174)	94,276	358,056	67,842	490,000
Loans charged to the allowance	(123,377)	(398,415)	(351,239)	(90,770)	(963,801)
Recoveries of loans previously charged off	12,466	464	—	575	13,505

Balance, end of period	$102,782	$785,979	$39,480	$115,632	$1,043,873

The following presents the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2014 and December 31, 2013:

	Residential	Commercial	Commercial
At September 30, 2014:	1-4 Family	Real Estate	and Industrial	Consumer	Total
	(Unaudited)
Allowance:
Balance, end of period	$262,962	$436,661	$162,983	$191,845	$1,054,451
Ending balance: individually evaluated for impairment	$16,850	$255	$—	$608	$17,713
Ending balance: collectively evaluated for impairment	$246,112	$436,406	$162,983	$191,237	$1,036,738
Loans:
Ending balance	$45,613,018	$29,030,205	$5,150,729	$10,757,046	$90,550,998
Ending balance individually evaluated for impairment	$2,572,115	$1,391,080	$—	$127,441	$4,090,636
Ending balance collectively evaluated for impairment	$43,040,903	$27,639,125	$5,150,729	$10,629,605	$86,460,362

	Residential	Commercial	Commercial
At December 31, 2013:	1-4 Family	Real Estate	and Industrial	Consumer	Total

Allowance:
Balance, end of period	$188,325	$587,331	$138,268	$147,217	$1,061,141
Ending balance: individually evaluated for impairment	$16,704	$3,447	$—	$2,328	$22,479
Ending balance: collectively evaluated for impairment	$171,621	$583,884	$138,268	$144,889	$1,038,662
Loans:
Ending balance	$43,612,578	$26,323,832	$5,524,011	$11,657,342	$87,117,763
Ending balance individually evaluated for impairment	$3,245,415	$1,777,437	$—	$237,558	$5,260,410
Ending balance collectively evaluated for impairment	$40,367,163	$24,546,395	$5,524,011	$11,419,784	$81,857,353

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity at September 30, 2014:

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total
	(Unaudited)

Pass (1-4)	$44,916,944	$25,746,368	$871,055	$5,150,729	$9,868,600	$888,446	$87,442,142
Special Mention (5)	—	222,106	—	—	—	—	222,106
Substandard (6)	696,074	2,011,782	178,894	—	—	—	2,886,750
Doubtful (7)	—	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—	—

Total	$45,613,018	$27,980,256	$1,049,949	$5,150,729	$9,868,600	$888,446	$90,550,998

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity at December 31, 2013:

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total

Pass (1-4)	$42,899,910	$21,414,636	$1,341,806	$5,059,361	$10,828,478	$672,560	$82,216,751
Special Mention (5)	—	798,627	250,000	—	—	—	1,048,627
Substandard (6)	712,668	2,492,124	26,639	464,650	156,304	—	3,852,385
Doubtful (7)	—	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—	—

Total	$43,612,578	$24,705,387	$1,618,445	$5,524,011	$10,984,782	$672,560	$87,117,763

The following tables present the Company’s loan portfolio aging analysis at September 30, 2014:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg
	(Unaudited)

Residential 1-4 family	$1,057,151	$624,823	$696,074	$2,378,048	$43,234,970	$45,613,018	$—
Commercial real estate	—	—	14,154	14,154	27,966,102	27,980,256	—
Construction and land	33,168	—	17,933	51,101	998,848	1,049,949	—
Commercial and industrial	—	—	—	—	5,150,729	5,150,729	—
Home equity	55,197	17,815	—	73,012	9,795,588	9,868,600	—
Other consumer	11,752	—	—	11,752	876,694	888,446	—

	$1,157,268	$642,638	$728,161	$2,528,067	$88,022,931	$90,550,998	$—

The following tables present the Company’s loan portfolio aging analysis at December 31, 2013:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg

Residential 1-4 family	$1,583,953	$537,596	$529,097	$2,650,646	$40,961,932	$43,612,578	$—
Commercial real estate	—	—	16,862	16,862	24,688,525	24,705,387	—
Construction and land	32,418	—	26,639	59,057	1,559,388	1,618,445	—
Commercial and industrial	—	—	—	—	5,524,011	5,524,011	—
Home equity	54,136	51,663	156,304	262,103	10,722,679	10,984,782	—
Other consumer	1,565	9,144	—	10,709	661,851	672,560	—

	$1,672,072	$598,403	$728,902	$2,999,377	$84,118,386	$87,117,763	$—

The following table presents the Company’s nonaccrual loans at September 30, 2014 and December 31, 2013.  This table excludes performing troubled debt restructurings.

	September 30,	December 31,
	2014	2013
	(Unaudited)

Residential 1-4 family	$1,391,229	$1,237,062
Commercial real estate	751,404	841,612
Construction and land	212,062	26,639
Commercial and industrial	—	—
Home equity	123,705	207,967
Other consumer	—	—

	$2,478,400	$2,313,280

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

The following table presents impaired loans and specific valuation allowance based on class level at September 30, 2014:

	Residential	Commercial	Construction	Commercial		Other
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total
	(Unaudited)
Impaired loans without a specific allowance:
Recorded investment	$1,309,979	$1,027,411	$298,414	$—	$77,999	$—	$2,713,803
Unpaid principal balance	1,378,382	1,134,287	306,840	—	82,794	—	2,902,303

Impaired loans with a specific allowance:
Recorded investment	1,262,136	14,154	51,101	—	49,442	—	1,376,833
Unpaid principal balance	1,296,515	14,467	57,172	—	51,867	—	1,420,021
Specific allowance	16,850	55	200	—	608	—	17,713

Total impaired loans:
Recorded investment	2,572,115	1,041,565	349,515	—	127,441	—	4,090,636
Unpaid principal balance	2,674,897	1,148,754	364,012	—	134,661	—	4,322,324
Specific allowance	16,850	55	200	—	608	—	17,713

The following table presents average impaired loans based on class level for the three and nine months ended September 30, 2014 and 2013:

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total
	(Unaudited)

Average recorded investment in impaired loans for the three months ended September 30, 2014	$2,143,289	$1,057,206	$333,095	$—	$128,325	$—	$3,661,915
Average recorded investment in impaired loans for the three months ended September 30, 2013	2,176,253	2,864,150	299,304	833,360	166,411	—	6,339,478

	Residential	Commercial	Construction	Commercial
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total
	(Unaudited)

Average recorded investment in impaired loans for the nine months ended September 30, 2014	$2,165,843	$1,091,228	$339,569	$—	$130,941	$—	$3,727,581
Average recorded investment in impaired loans for the nine months ended September 30, 2013	2,637,105	2,672,878	418,238	448,871	144,678	—	6,321,770

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2013:

	Residential	Commercial	Construction	Commercial		Other
	1-4 Family	Real Estate	and Land	and Industrial	Home Equity	Consumer	Total

Impaired loans without a specific allowance:
Recorded investment	$1,904,315	$1,063,947	$170,071	$—	$—	$—	$3,138,333
Unpaid principal balance	2,008,561	1,222,080	171,073	—	—	—	3,401,714

Impaired loans with a specific allowance:
Recorded investment	1,341,100	543,419	—	—	237,558	—	2,122,077
Unpaid principal balance	1,376,123	680,219	—	—	240,295	—	2,296,637
Specific allowance	16,704	3,447	—	—	2,328	—	22,479

Total impaired loans:
Recorded investment	3,245,415	1,607,366	170,071	—	237,558	—	5,260,410
Unpaid principal balance	3,384,684	1,902,299	171,073	—	240,295	—	5,698,351
Specific allowance	16,704	3,447	—	—	2,328	—	22,479

Interest income of $20,789, $46,657, $46,959, $92,399 and $130,035 was recognized on impaired loans for the three and nine months ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited) and for December 31, 2013, respectively.

At September 30, 2014, the Company had loans that were modified in troubled debt restructurings and impaired.  The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding troubled debt restructurings by class for the three and nine months ended September 30, 2014 and 2013.

Newly classified troubled debt restructurings:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
(Unaudited)

Residential 1-4 family	1	$263,518	$263,518	1	$7,284	$7,284
Commercial real estate	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

	1	$263,518	$263,518	1	$7,284	$7,284

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
(Unaudited)

Residential 1-4 family	2	$324,518	$324,518	1	$7,284	$7,284
Commercial real estate	—	—	—	1	502,764	308,000
Construction and land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

	2	$324,518	$324,518	2	$510,048	$315,284

The troubled debt restructurings described above increased the allowance for loan losses by $2,063 for the three months ended September 30, 2014 and nine months ended September 30, 2014 and $0 for three months ended September 30, 2013 and nine months ended September 30, 2013.  Charge offs resulted of $0 for the three months ended September 30, 2014 and nine months ended September 30, 2014 and $194,765 for three months ended September 30, 2013 and nine months ended September 30, 2013.

Newly restructured loans by type of modification:

	Interest			Total
	Only	Term	Combination	Modification
(Unaudited)
Nine Months Ended September 30, 2014:

Residential 1-4 family	$—	$61,000	$263,518	$324,518
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

	$—	$61,000	$263,518	$324,518

	Interest			Total
	Only	Term	Combination	Modification
	(Unaudited)
Nine Months Ended September 30, 2013:

Residential 1-4 family	$—	$7,284	$—	$7,284
Commercial real estate	—	308,000	—	308,000
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

	$—	$315,284	$—	$315,284

Troubled debt restructurings modified in the past 12 months that subsequently defaulted:

	September 30, 2014		September 30, 2013
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance
(Unaudited)

Residential 1-4 family	—	$—	—	$—
Commercial real estate	1	214,736	2	782,739
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

	1	$214,736	2	$782,739

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 (unaudited) and at December 31, 2013:

	September 30, 2014
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$4,929,440	$—	$4,929,440	$—
State and political subdivisions	3,367,838	—	3,367,838	—
Mortgage-backed - GSE residential	3,561,455		3,561,455
Collateralized mortgage obligations-GSE	1,161,316	—	1,161,316	—
Mortgage servicing rights	125,456	—	—	125,456

	December 31, 2013
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$6,441,138	$—	$6,441,138	$—
State and political subdivisions	3,337,725	—	3,337,725	—
Mortgage-backed - GSE residential	4,231,130		4,231,130
Collateralized mortgage obligations-GSE	1,583,547	—	1,583,547	—
Mortgage servicing rights	148,171	—	—	148,171

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three months ended September

30, 2014 (unaudited) and the year ended December 31, 2013.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Mortgage servicing rights are tested for impairment on a quarterly basis.  The Chief Financial Officer’s (CFO) office contracts with a pricing specialist to generate fair value estimates on an quarterly basis.  The CFO’s office challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)

Balance, beginning of period	$136,282	$175,573	$148,171	$230,655
Total changes in fair value included in earnings	(10,826)	(27,541)	(22,715)	(82,623)

Balance, end of period	$125,456	$148,032	$125,456	$148,032

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 (unaudited) and December 31, 2013:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2014 (Unaudited)

Other real estate owned	$190,000	$—	$—	$190,000
Collateral-dependent impaired loans	1,273,286	—	—	1,273,286

December 31, 2013

Other real estate owned	$234,000	$—	$—	$234,000
Collateral-dependent impaired loans	2,099,598	—	—	2,099,598

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At September 30, 2014 (Unaudited):

Other real estate owned	$190,000	Market comparable properties	Comparability adjustment (%)	Not available

Collateral-dependent impaired loans	$1,273,286	Market comparable properties	Marketability discount	10% - 15% (12%)

Mortgage servicing rights	$125,456	Discounted cash flow	Constant prepayment rate	14% - 24% (19.2%)
			Probability of default Discount rate	1% - 8% (3.2%) 5.8% - 12.9% (8.4%)

At December 31, 2013:

Other real estate owned	$234,000	Market comparable properties	Comparability adjustment (%)	Not available

Collateral-dependent impaired loans	$2,099,598	Market comparable properties	Marketability discount	10% - 15% (12%)

Mortgage servicing rights	$148,171	Discounted cash flow	Constant prepayment rate	14% - 24% (19.2%)
			Probability of default Discount rate	1% - 8% (5.8%) 5.8% - 12.9% (8.4%)

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

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
At September 30, 2014:
Financial assets:
Cash and cash equivalents	$7,175,823	$7,175,823	$—	$—
FHLB Stock	1,408,200	—	1,408,200	—
Loans held for sale	279,800	—	279,800
Loans	89,518,291	—	—	89,675,000
Accrued interest receivable	308,058	—	308,058	—
Mortgage servicing rights	323,219	—	—	532,835

Financial liabilities:
Deposits	91,837,809	10,601,417	81,331,392	—
FHLB advances	11,000,000	—	11,086,000	—
Accrued interest payable	50,361	—	50,361	—

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
At December 31, 2013:
Financial assets:
Cash and cash equivalents	$10,322,076	$10,322,076	$—	$—
FHLB Stock	1,408,200	—	1,408,200	—
Loans held for sale	—	—	—	—
Loans	86,092,038	—	—	86,442,000
Accrued interest receivable	312,615	—	312,615	—
Mortgage servicing rights	364,999	—	—	543,975

Financial liabilities:
Deposits	108,071,026	12,188,447	96,083,579	—
Accrued interest payable	1,032	—	1,032	—

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

Note 7:  Accounting Developments

Financial Accounting Standards Board (“FASB”)

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investment in qualified affordable housing projects using the proportional amortization methods if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure,”  to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs.  Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables.  The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA.  The amendments in this update are effective for annual reporting periods ending after December 15, 2015, and interim periods beginning after December 15, 2015.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

Note 8:  Loss Per Share

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
	(Unaudited)	(Unaudited)

Net Loss	$(178,022)	$(599,916)

Shares outstanding for basic EPS:

Average shares outstanding	667,898	631,200
Less: Average unearned ESOP shares	52,180	49,774
	615,718	581,426
Additional dilutive shares	—	—

Shares outstanding for basic and diluted EPS	615,718	581,426

Basic and diluted loss per share	$(0.29)	$(1.03)

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months and nine months ended September 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

•                                          our ability to comply with the terms of the individual minimum capital requirements (“IMCR”) imposed by the Office of the Comptroller of the Currency (“OCC”);

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

Branch Sale

We completed the sale of the Decatur office on January 24, 2014.  In connection with the sale of the Decatur office, our deposits decreased by approximately $13.3 million, including $8.4 million of core deposits (which we define to include demand deposit, money market and savings accounts) and $4.9 million of certificates of deposit.  We retained all loans associated with the Decatur office.  We funded the assumption of deposits by the purchaser with $3.0 million of cash on hand and $10.0 million of advances from the Federal Home Loan Bank of Indianapolis (“FHLB-Indianapolis”). The sale of the Decatur office resulted primarily from management’s efforts to reduce our balance sheet in order to improve capital ratios and reduce interest expense and noninterest expense. No premium was paid for deposits.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total Assets.  Total assets decreased by $4.2 million, or 3.4%, to $117.0 million at September 30, 2014 from $121.1 million at December 31, 2013.  The decrease was primarily the result of decreases in cash and cash equivalents of $3.1 million, investment securities of $2.6 million and other assets of $910,000.  This is partially offset by increases in net loans of $3.4 million and held for sale loans of $280,000.

Net Loans.  Net loans increased by $3.4 million, or 4.0%, to $89.5 million at September 30, 2014 from $86.1 million at December 31, 2013.  During the nine months ended September 30, 2014, one-to- four family residential real estate loans increased $2.0 million, or 4.6%, to $45.6 million at September 30, 2014 from $43.6 million at December 31, 2013; commercial real estate loans increased $3.3 million or 13.3%, to $28.0 million from $24.7 million; construction and land loans decreased $568,000, or 35.1%, to $1.0 million from $1.6 million; commercial and industrial loans decreased $373,000, or 6.8%, to $5.2 million to from $5.5 million and consumer loans, including home equity loans and lines of credit, decreased $900,000, or 7.7%, to $10.8 million from $11.7 million.  The increase in one-to-four family is a result of an increase in new home sales and refinancing while the increase in commercial real estate loans is the result of new customer relationships being established.  The decreases in the remaining loan classes reflect repayments in excess of originations, and loan sales of refinanced loans.

Investment Securities.  Investment securities available for sale decreased $2.6 million, or 16.5%, to $13.0 million at September 30, 2014 from $15.6 million at December 31, 2013.  U.S. Government and federal agency securities

decreased $1.5 million, or 23.5%, to $4.9 million at September 30, 2014 from $6.4 million at December 31, 2013.   Mortgage-backed securities, including collateralized mortgage obligations, decreased $1.1 million, or 23.1%, to $4.7 million at September 30, 2014 from $5.8 million at December 31, 2013, and state and political subdivision securities increased $30,000, or 0.9%, to $3.4 million at September 30, 2014 from $3.3 million at December 31, 2013.  There were no securities purchased during the nine months ended September 30, 2014.  Net unrealized loss on securities recognized in accumulated other comprehensive loss decreased by $86,000 to an unrealized loss of $49,000 at September 30, 2014 compared to an unrealized loss of $135,000 at December 31, 2013.  At September 30, 2014, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, state and political subdivision securities, and U.S. government and agency securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Real Estate Owned and Other Repossessed Assets.  Real estate owned decreased $702,000, or 60.0% to $467,000 at September 30, 2014 from $1.2 million at December 31, 2013, as we sold $836,000 of foreclosed properties, foreclosed on a $387,000 non-performing loan and recorded a $5,000 valuation adjustment.  At September 30, 2014 our real estate owned included one land development property and two commercial real estate properties, the largest of which was a commercial warehouse facility with a carrying value of $215,000.

Deposits.  Deposits decreased by $16.2 million, or 15.0%, to $91.8 million at September 30, 2014 from $108.1 million at December 31, 2013.  A decrease in deposits of $13.3 million was the result of our Decatur office sale that occurred on January 24, 2014 including $8.4 million of core deposits and $4.9 million of certificates of deposit.

Federal Home Loan Bank Advances and Other Liabilities.  Federal Home Loan Bank advances increased $11.0 million to $11.0 million at September 30, 2014 from $0 at December 31, 2013.  We partially funded the sale of the Decatur branch with $10.0 million in Federal Home Loan Bank advances during the first quarter of 2014.  Other liabilities, which include stock offering proceeds in escrow, interest and accounts payable, customer escrow balances, and accruals for items such as employee pension and medical plans, decreased $3.1 million, or 83.1%, to $638,000 at September 30, 2014 from $3.8 million at December 31, 2013.  On January 16, 2014, the conversion and stock offering were completed and $3.1 million of stock offering proceeds held in escrow on December 31, 2013 were released to the Company.

Total Equity.  Total equity increased $4.2 million, or 45.1%, to $13.5 million at September 30, 2014 from $9.3 million at December 31, 2013.  The increase resulted from 667,898 shares of common stock being issued at a par value of $0.01 for $6,679 and $4.7 million in additional paid-in-capital received net of offering costs.  Retained earnings decreased $600,000 due to the net loss at September 30, 2014, and the decrease of $86,000 in accumulated other comprehensive loss was due to an unrecognized gain on investment securities during the nine month period.

Delinquencies, Classified Assets and Non-Performing Assets

Delinquent Loans. The following table sets forth our loan delinquencies, including delinquent non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
At September 30, 2014 (unaudited)
Real estate loans:
One- to four-family residential	13	$1,057	9	$625	9	$696	31	$2,378
Commercial real estate	—	—	—	—	1	14	1	14
Construction and land	2	33	—	—	1	18	3	51
Total real estate	15	1,090	9	625	11	728	35	2,443
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	6	55	1	18	—	—	—	73
Other consumer	2	12	—	—	—	—	2	12
Total consumer	8	67	1	18	—	—	9	85
Total loans	23	$1,157	10	$643	11	$728	44	$2,528

At December 31, 2013
Real estate loans:
One- to four-family residential	16	$1,584	6	$537	9	$529	31	$2,650
Commercial real estate	—	—	—	—	1	17	1	17
Construction and land	1	32	—	—	2	27	3	59
Total real estate	17	1,616	6	537	12	573	35	2,726
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	3	54	1	52	3	156	7	262
Other consumer	1	2	1	9	—	—	2	11
Total consumer	4	56	2	61	3	156	9	273
Total loans	21	$1,672	8	$598	15	$729	44	$2,999

The decrease in delinquent loans at September 30, 2014 compared to December 31, 2013 was primarily attributable to loans that were paid off or brought to a current status.

Classified Assets.  The following table sets forth our amounts of classified assets as of the dates indicated.  Amounts shown at September 30, 2014 and December 31, 2013 include approximately $2.9 million and $3.9 million of nonperforming loans, respectively.  The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $18,000 and $22,000 at September 30, 2014 and December 31, 2013, respectively.

	At September 30,	At December 31,
	2014	2013
	(Dollars in Thousands)
	(Unaudited)
Classifed assets:
Substandard loans (1)	$2,887	$3,852
Doubtful loans	—	—
Loss loans	—	—
Real estate owned and other
Real estate owned and other repossessed assets (2)	467	1,169
Total classified assets	$3,354	$5,021

(1)  Includes non-accruing loans that are more than 90 days past due.

(2)  Includes real estate totaling $44,100 at December 31, 2013, that was subject to the redemption period under Michigan law.

The decrease in classified assets to $3.4 million at September 30, 2014 from $5.0 million at December 31, 2013 is the continuation of a trend of declining classified assets that has been ongoing since 2009.  This decrease was primarily due to the enhanced review of our nonperforming assets, which resulted in significant charge-offs and losses on sales of real estate owned.  The largest component of classified loans is commercial real estate loans, which totaled $2.0 million, or 69.7% of our total classified loans, at September 30, 2014.  Our largest classified loan relationship was a commercial real estate relationship totaling $737,000 at September 30, 2014.

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
	(Dollars in Thousands)
	(Unaudited)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,391	$1,285
Commercial real estate	751	1,056
Construction and land	212	197
Total real estate	2,354	2,538
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	124	208
Other consumer	—	—
Total consumer	124	208
Total loans	2,478	2,746

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Commercial real estate	—	—
Construction and land	—	—
Total real estate	—	—
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total consumer	—	—
Total loans	—	—

Total non-performing loans	2,478	2,746

Real estate owned and other repossessed assets:
Real estate loans:
One- to four-family residential	—	353
Commercial real estate	397	697
Construction and land	70	75
Total real estate	467	1,125
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total consumer	—	—
Total real estate owned before loans in redemption	467	1,125
Loans in redemption (1)	—	44
Total real estate owned and other repossessed assets	467	1,169

Total non-performing assets	$2,945	$3,915

(table continues on following page)

	At September 30,	At December 31,
	2014	2013
	(Dollars in Thousands)
	(Unaudited)
Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$1,396	$2,014
Commercial real estate	290	443
Construction and land	297	—
Total real estate	1,983	2,457
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	77	24
Other consumer	—	—
Total consumer	77	24
Total loans	$2,060	$2,481

Total non-performing loans and troubled debt restructurings	$4,538	$5,227

Ratios:
Non-performing loans to total loans	2.74%	3.15%
Non-performing assets to total assets	2.52%	3.23%
Non-performing assets and troubled debt restructurings to total assets	3.88%	4.32%

(1) Represents real estate that is subject to the redemption period under Michigan law.

Non-performing assets decreased to $2.9 million, or 2.52% of total assets, at September 30, 2014 from $3.9 million, or 3.23% of total assets, at December 31, 2013.  Nonperforming commercial real estate loans decreased $305,000 to $751,000, or 30.3% of total non-performing loans, at September 30, 2014 from $1.1 million, or 38.5% of total non-performing loans at December 31, 2013.  One-to four- family residential nonperforming loans were $1.4 million on September 30, 2014 (unaudited) compared to $1.3 million at December 31, 2013.  Our largest non-performing loan relationship was a commercial real estate relationship totaling $737,000 at September 30, 2014.

Other Loans of Concern.   At September 30, 2014, there were two loans totaling $222,000 designated by management as “special mention,” of which both are commercial real estate relationships, that have not already been disclosed where there is information about possible credit problems of borrowers.  These two loans may cause management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General.  Net loss for the three months ended September 30, 2014 was $178,000 compared to net loss of $673,000 for the three months ended September 30, 2013, a decrease of $495,000. The increase in earnings was primarily due to no provision for loan losses required for the three months ended September 30, 2014 compared to a $250,000 provision for three months ended September 30, 2013.  Non-interest expense decreased by $300,000 and includes decreases in loss on sale of other real estate owned and other professional fees expenses of $164,000 and $72,000, respectively.  In addition, non-interest income decreased as a result of a decrease in service charges on deposits of $33,000.

Interest Income. Interest income decreased $40,000, or 3.6%, to $1.1 million for the three months ended September 30, 2014 from $1.1 million for the three months ended September 30, 2013. This decrease was primarily attributable to an $18,000 decrease in interest and fee income on loans receivable.  The average balance of loans during the three months ended September 30, 2014 increased $4.8 million to $89.6 million from to $84.8 million for the three months ended September 30, 2013, and the yield on loans decreased by 33 basis points to 4.43% for the three months ended September 30, 2014 from 4.76% for the three months ended September 30, 2013.  The average balance of investment securities decreased $4.1 million to $13.3 million for the three months ended September 30, 2014 from $17.4 million for the three months ended September 30, 2013, while the yield on investment securities increased by 5 basis points to 1.35% for the three months ended September 30, 2014 from 1.30% for the three months ended September 30, 2013, resulting in income on securities increasing.

Interest Expense. Total interest expense decreased $19,000, or 13.6%, to $118,000 for the three months ended September 30, 2014 from $137,000 for the three months ended September 30, 2013.  Interest expense on deposit accounts decreased $46,000, or 34.3%, to $89,000 for the three months ended September 30, 2014 from $135,000 for the three months ended September 30, 2013.  The decrease was primarily due to a decrease of 11 basis points in the cost of interest-bearing deposits to 0.44% for the three months ended September 30, 2014 from 0.55% for the three months ended September 30, 2013, reflecting the declining interest rate environment, and by a decrease of $16.0 million, or 16.5%, in the average balance of deposits to $81.1 million for the three months ended September 30, 2014 from $97.1 million for the three months ended September 30, 2013.  This decline in deposits is primarily the result of the Decatur branch sale that occurred on January 24, 2014 in which $13.3 million in deposits were sold.

Interest expense on FHLB-Indianapolis advances increased $28,000 to $29,000 for the three months ended September 30, 2014 from $1,000 for the three months ended September 30, 2013.  The average balance of advances increased by $9.5 million to $10.4 million for the three months ended September 30, 2014 from $935,000 for the three months ended September 30, 2013.  Borrowings increased $10.0 million to fund the Decatur branch sale on January 24, 2014.  The cost on the advances increased 69 basis points to 1.11% for the three months ended September 30, 2014 from 0.42% for the three months ended September 30, 2013.

Net Interest Income. Net interest income decreased $21,000, or 2.2%, to $943,000 for the three months ended September 30, 2014 from $965,000 for the three months ended September 30, 2013.  Despite the decrease our interest rate spread remained the same at 3.29% for the three months ended September 30, 2014 and for the three months ended September 30, 2013, and our net interest margin increased slightly to 3.38% for the three months ended September 30, 2014 from 3.37% for the three months ended September 30, 2013. The slight increase in our net interest margin reflected primarily the continuation of a low interest rate environment on deposits and an increase in volume in net loans.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” which are described in our Annual Report on Form 10-K for the year ended December 31, 2013, we recorded a provision for loan losses of $0 for the three months ended September 30, 2014 and $250,000 for the three months ended September 30, 2013.  The allowance for loan losses was $1.1 million, or 1.16% of total loans, at September 30, 2014, compared to $1.1 million, or 1.23% of total loans, at September 30, 2013.  Total nonperforming loans were $2.5 million at September 30, 2014, compared to $3.1 million at September 30, 2013.  Nonperforming loans have improved due to loans being paid off, brought current, or being charged off.  As a percentage of nonperforming loans, the allowance for loan losses was 42.5% at September 30, 2014 compared to 33.5% at September 30, 2013.  At September 30, 2014, $1.6 million of the $2.5 million in nonperforming loans were contractually current, compared to $1.3 million of $3.1 million at September 30, 2013.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2014 and September 30, 2013.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income.  Non-interest income decreased $34,000, or 14.1%, to $209,000 for the three months ended September 30, 2014 from $243,000 for the three months ended September 30, 2013. The decrease was primarily due to a decrease of $33,000 in service charges on deposit accounts of which $16,000 is the result of the Decatur branch sale that occurred on January 24, 2014 with the remaining decrease spread across the remaining branches.

Non-Interest Expense.  Non-interest expense decreased $300,000, or 18.4%, to $1.3 million for the three months ended September 30, 2014 from $1.6 million for the three months ended September 30, 2013.  The decrease was primarily due to the loss on sale of other real estate and other real estate owned expenses of $164,000 and $11,000, respectively.   Professional fees decreased $72,000 due to audit expenses incurred during the three months ended September 30, 2013 related to the stock conversion.  However, we anticipate the elevated levels of professional fees and expenses associated with being a public company will continue throughout 2014.  At this time, we do not expect any reductions in non-interest expenses related to our participation in the defined benefit plan because of the continued participation in the plan.

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

	For the Three Months Ended September 30,
	2014			2013
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$89,553	$1,000	4.43%	$84,772	$1,018	4.76%
Investment securities	13,257	45	1.35	17,368	57	1.30
Other interest-earning assets (2)	8,008	16	0.01	11,553	26	0.91
Total interst-earning assets	110,818	1,061	3.80	113,693	1,101	3.84
Noninterest-earning assets	7,207			7,900
Allowance for loan losses	(1,080)			(1,142)
Total assets	$116,945			$120,451

Interest-earning liabilities:
Demand deposits	$17,024	9	0.21%	$17,838	7	0.17%
Money market accounts	21,796	16	0.29	25,750	19	0.29
Savings accounts	14,909	8	0.22	13,894	5	0.14
Certificates of deposit	27,372	56	0.81	39,646	104	1.04
Total deposits	81,101	89	0.44	97,128	135	0.55

FHLB-Indianapolis advances	10,402	29	1.11	935	1	0.42
Total interest-bearing liabilities	91,503	118	0.51	98,063	136	0.55

Noninterest-bearing demand deposits	12,039			11,139
Other noninterest-bearing liabilities	855			768
Total liabilities	104,397			109,970
Equity	12,548			10,481
Total liabilities and equity	$116,945			$120,451

Net interest income		$943			$965
Net interest spread (3)			3.29%			3.29%
Net interest-earning assets (4)	$19,315			$15,630
Net interest margin (5)			3.38%			3.37%
Average interest-earning assets to interest-bearing liabilities			121.11%			115.94%

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

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

General.  Net loss for the nine months ended September 30, 2014 was $600,000 compared to net loss of $1.2 million for the nine months ended September 30, 2013, a decrease for the nine months ended of $570,000. The increase in earnings was primarily due to no provision for loan losses required for the nine months ended September 30, 2014 compared to a $490,000 provision for September 30, 2013.  Non-interest expenses decreased $400,000 and includes the reduced loss on sale of other real estate as well as other real estate expenses of $187,000 and $101,000, respectively.  In addition, non-interest income is a result of the slowdown in the residential mortgage loan sales due to rate increases which resulted in a decrease in gains of $161,000.   Salaries and employee benefits expense increased $105,000 from September 30, 2013 due to staff additions that occurred during the second and third quarter of 2013.

Interest Income. Interest income decreased $114,000, or 3.5%, to $3.1 million for the nine months ended September 30, 2014 from $3.3 million for the nine months ended September 30, 2013. This decrease was primarily attributable to an $84,000 decrease in interest and fee income on loans receivable.  The average balance of loans during the nine months ended September 30, 2014 increased $1.5 million to $88.2 million compared to $86.7 million for the nine months ended September 30, 2013, and the average yield on loans decreased by 21 basis points to 4.45% for the nine months ended September 30, 2014 from 4.66% for the nine months ended September 30, 2013.  The average balance of investment securities decreased $1.7 million to $14.3 million for the nine months ended September 30, 2014 from $16.1 million for the nine months ended September 30, 2013, while the average yield on investment securities increased by 5 basis points to 1.40% for the nine months ended September 30, 2014 from 1.35% for the nine months ended September 30, 2013.

Interest Expense. Total interest expense decreased $57,000, or 13.27%, to $371,000 for the nine months ended September 30, 2014 from $428,000 for the nine months ended September 30, 2013.  Interest expense on deposit accounts decreased $126,000, or 30.0%, to $293,000 for the nine months ended September 30, 2014 from $419,000 for the nine months ended September 30, 2013.  The decrease was primarily due to a decrease of 11 basis points in the average cost of interest-bearing deposits to 0.47% for the nine months ended September 30, 2014 from 0.58% for the nine months ended September 30, 2013, reflecting the declining interest rate environment, and by a decrease of $14.0 million, or 14.4%, in the average balance of deposits to $83.2 million for the nine months ended September 30, 2014 from $97.2 million for the nine months ended September 30, 2013.  This decline in deposits is primarily the result of the Decatur branch sale that occurred on January 24, 2014 in which $13.3 million in deposits were sold.

Interest expense on FHLB-Indianapolis advances increased $69,000 to $78,000 for the nine months ended September 30, 2014 from $9,000 for the nine months ended September 30, 2013.  The average balance of advances increased by $6.8 million to $9.3 million for the nine months ended September 30, 2014 from $2.5 million for the nine months ended September 30, 2013.  Borrowing increased $10.0 million to fund the Decatur branch sale on January 24, 2014.  The average cost on the advances increased 63 basis points to 1.11% for the nine months ended September 30, 2014 from 0.48% for the nine months ended September 30, 2013.

Net Interest Income. Net interest income decreased $57,000, or 2.0%, to $2.8 million for the nine months ended September 30, 2014 from $2.8 million for the nine months ended September 30, 2013.  The decrease reflected an increase in our interest rate spread to 3.24% for the nine months ended September 30, 2014 from 3.22% for the nine months ended September 30, 2013 and an increase in our net interest margin to 3.33% for the nine months ended September 30, 2014 from 3.30% for the nine months ended September 30, 2013. The increase in our interest rate spread reflected primarily the continuation of a shift in volume of loans from lower earning investment securities and a decrease in deposit volume due to the Decatur branch sale.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” which are described in our Annual Report on Form 10-K for the year ended December 31, 2013. we recorded a provision for loan losses of $0 for the nine months ended September 30, 2014 and $490,000 for the nine months ended September 30, 2013.  See “Comparison of Operating Results for Three Months ended September 30, 2014 and 2013—Provision for Loan Losses” for additional information.

Non-Interest Income.  Non-interest income decreased $262,000, or 32.4%, to $548,000 for the nine months ended September 30, 2014 from $811,000 for the nine months ended September 30, 2013. The decrease was primarily due to a decrease of $161,000 in income from mortgage banking activities, which includes gains on sale of loans and changes in the value of mortgage servicing rights.  Gains on sale of loans decreased as originations, particularly of refinancing’s, decreased during the period.  An increase in interest rates and a decline in refinancing activity in future periods may further decrease our income from mortgage banking activities.

Non-Interest Expense.  Non-interest expense decreased $400,000, or 9.3%, to $3.9 million for the nine months ended September 30, 2014 from $4.3 million for the nine months ended September 30, 2013.  The decrease was primarily due to decreases in loss on sale of other real estate owned, other real estate expenses and data processing expense of $187,000, $101,000, and $76,000, respectively.  Professional fees decreased $37,000 due to audit expenses incurred during the nine months ended September 30, 2013 related to the stock conversion. However, we anticipate the elevated levels of professional fees and expenses associated with becoming a public company will continue throughout 2014.  At this time, we do not expect any reductions in non-interest expenses related to our participation in the defined benefit plan because of the continued participation in the plan.

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

	For the Nine Months Ended September 30,
	2014			2013
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$88,178	$2,936	4.45%	$86,679	$3,021	4.66
Investment securities	14,329	150	1.40	16,057	162	1.35
Other interest-earning assets (2)	8,801	58	0.87	12,009	74	0.73
Total interst-earning assets	111,308	3,144	3.78	114,745	3,257	3.79
Noninterest-earning assets	7,491			8,425
Allowance for loan losses	(1,107)			(1,336)
Total assets	$117,692			$121,834

Interest-earning liabilities:
Demand deposits	$16,497	24	0.20%	$17,458	20	0.16
Money market accounts	23,418	51	0.29	25,540	55	0.29
Savings accounts	13,448	18	0.18	13,414	13	0.13
Certificates of deposit	29,792	200	0.90	40,754	330	1.08
Total deposits	83,155	293	0.47	97,166	418	0.58

FHLB-Indianapolis advances	9,333	78	1.11	2,484	9	0.48
Total interest-bearing liabilities	92,488	371	0.54	99,650	427	0.57

Noninterest-bearing demand deposits	12,649			10,552
Other noninterest-bearing liabilities	1,022			799
Total liabilities	106,159			111,001
Equity	11,533			10,833
Total liabilities and equity	$117,692			$121,834

Net interest income		$2,773			$2,830
Net interest spread (3)			3.24%			3.22%
Net interest-earning assets (4)	$18,820			$15,095
Net interest margin (5)			3.33%			3.30%
Average interest-earning assets to interest-bearing liabilities			120.35%			115.15%

(1)	Yield and rates are annualized.
(2)	Consists of stock in the FHLB-Indianapolis and interest bearing deposits in other banks.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities.  We also have the ability to borrow from the FHLB-Indianapolis.  At September 30, 2014, we had the capacity to borrow approximately $1.3 million from the FHLB-Indianapolis and an additional $2.0 million on a line of credit with the FHLB-Indianapolis and United Bankers Bank.  We have historically not used Federal Home Loan Bank advances to fund our operations; however, we borrowed funds to support the sale of the Decatur office required that we borrow funds to support the sale.  At September 30, 2014 and December 31, 2013, we had $11.0 million and $0, respectively, outstanding in advances from the FHLB-Indianapolis.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was ($274,000) and $546,000 for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities and the 2014 net payment on the sale of the branch, was ($13.3 million) and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively.  During the nine months ended September 30, 2014 and 2013, we purchased $0 and $4.9 million, respectively, and sold $0, in securities held as available-for-sale.  Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $10.5 million for the nine months ended September 30, 2014 and ($2.5 million) during the nine months ended September 30, 2013.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2014, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $13.5 million, or 11.56% of adjusted total assets, which is above the required level of $5.9 million, or 5.00%; and total risk-based capital of $14.5 million, or 19.44% of risk-weighted assets, which is above the required level of $7.4 million, or 10.00%.  At December 31, 2013, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $9.4 million, or 7.75% of adjusted total assets, which is above the required level of $6.1 million, or 5.00%; and total risk-based capital of $10.4 million, or 13.54% of risk-weighted assets, which is above the required level of $7.7 million, or 10.00%.  Accordingly, the Bank was categorized as well capitalized at September 30, 2014 and December 31, 2013.  Management is not aware of any conditions or events since the most recent notification that would change our category.  In addition, at September 30, 2014 and December 31, 2013, the Bank was in compliance with the IMCR, which requires the Bank to maintain a tier 1 leverage capital ratio of at least 7.50% and a total risk-based capital ratio of at least 12.00%.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Edgewater Bancorp, Inc.

Date: November 14, 2014	/s/ Richard E. Dyer
Richard E. Dyer
President and Chief Executive Officer

Date: November 14, 2014	/s/ Coleen S. Frens-Rossman
Coleen S. Frens-Rossman Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Edgewater Bancorp, Inc.*
3.2	Bylaws of Edgewater Bancorp, Inc.*
31.1	Certification of Richard E. Dyer, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32

Certification of Richard E. Dyer, President and Chief Executive Officer, and Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191125)