Form 10-K
period 2014-12-31
Edgewater Bancorp, Inc.
filed 2015-03-30
CIK 1584770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.
or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .
Commission file number: 000-55129
EDGEWATER BANCORP, INC.
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	46-3687434 (I.R.S. Employer Identification Number)
321 Main Street, St. Joseph, Michigan (Address of principal executive offices)	49085 (Zip Code)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price at which the common equity was last sold, as of June 30, 2014, the last business day of the most recently completed second fiscal quarter was $7,026,140.
As of March 17, 2015, there were issued and outstanding 667,898 shares of the Registrant’s Common Stock with a par value of  $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2015 are incorporated by reference into Part III of this Report.

i

Forward-Looking Statements
When used in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We advise readers that the factors listed above and other factors could affect the Company’s financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
We do not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
ii

PART I
ITEM 1.
Business

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
Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate, commercial and industrial, and commercial real estate loans and, to a lesser extent, home equity lines of credit and other consumer loans. At December 31, 2014, $45.4 million, or 50% of our total loan portfolio, was comprised of one- to four-family residential real estate loans. We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, state and municipal securities and collateralized mortgage obligations. We offer a variety of deposit accounts, including checking accounts, NOW accounts, savings accounts, money market accounts and certificate of deposit accounts. We utilize advances from the FHLB-Indianapolis for asset/liability management purposes and, to a much lesser extent, for additional funding for our operations. At December 31, 2014, we had $10 million in advances outstanding with FHLB-Indianapolis.
Our executive and administrative office is located at 321 Main Street, St. Joseph, Michigan 49085, and our telephone number at this address is (269) 982-4175.
Plan of Conversion and Reorganization
On September 3, 2013, the Board of Directors of Edgewater Bank adopted a plan of conversion and reorganization (the “Plan”). The Plan provided for the reorganization of Edgewater Bank from a federally chartered mutual savings association into a federally chartered stock savings association, the formation of Edgewater Bancorp, Inc. as the stock holding company of Edgewater Bank and an offering by Edgewater

Bancorp, Inc. of shares of its common stock to eligible depositors of Edgewater Bank and the public. The Plan was approved by the Office of the Comptroller of the Currency (the “OCC”) and the holding company application of Edgewater Bancorp, Inc. was approved by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Plan was approved by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of Edgewater Bank at a special meeting held on December 20, 2013 and the reorganization was completed on January 16, 2014.
Market Area and Competition
We conduct our operations from our main office in St. Joseph, Michigan and our four additional full-service banking offices located in Royalton Township, Coloma, Bridgman and Buchanan, Michigan. We have completed the sale of the Decatur office on January 24, 2014. Our primary market area includes Berrien County and, to a lesser extent, Van Buren County and Cass County, Michigan, all of which are located in southwestern Michigan near the border of Indiana, and portions of northern Indiana that are contiguous with Berrien and Cass Counties. We will, on occasion, make loans secured by properties located outside of our primary market are especially to borrowers with whom we have an existing relationship and who have a presence within our primary market area. Our primary market area includes small towns and rural communities, and St. Joseph, where our headquarters are located, is a community of upscale retirement, vacation or second homes. Our market area was historically a manufacturing and agricultural-based economy, including the world headquarters of Whirlpool Corporation and Leco Corporation. Our market area has experienced continued developments in the medical and health services and nuclear energy industries, with Lakeland Regional Health System and Indiana Michigan Power employing large numbers of people, as well as the metal fabrication and tourism industries. The economy in our market area also has a significant service component, particularly the food and beverage industries. The regional economy is fairly diversified, supported by government, professionals such as doctors, lawyers and accountants, wholesale and retail trade, manufacturing and agriculture.
We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, and mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2014, based on the most recent available FDIC data, our market share of deposits represented 5.0% of FDIC-insured deposits in Berrien County, ranking us 6th in market share of deposits. We do not have a significant market share of either deposits or residential lending in Van Buren County, Cass County or areas that we serve in northern Indiana.
Lending Activities
General.   Our principal lending activity is originating one- to four-family residential real estate loans, commercial and industrial loans, commercial real estate loans, consumer loans (including home equity lines of credit, watercraft and automobile loans) and, to a lesser extent, residential and commercial construction loans. We sell in the secondary market a significant majority of the fixed-rate one- to four-family residential mortgage loans that we originate, generally on a servicing-retained, non-recourse basis, while retaining adjustable rate one- to four-family residential mortgages, in order to manage the maturity and time to re-price our loan portfolio. We may, at times, retain within our loan portfolio a modest amount of intermediate and longer term residential mortgage loans for asset-liability management purposes. In recent years, we have changed our strategy to focus on relationship-based banking, diversifying of our loan portfolio, increasing the yield of our loan portfolio and improving and managing our asset quality. Accordingly, subject to market conditions and our asset-liability analysis, we expect to take advantage of unique characteristics of our market area to increase our residential mortgage, commercial and industrial, and consumer loans. Our business strategy does not contemplate the origination of speculative construction and land development loans. We expect to develop a broader, more flexible array of residential, commercial and industrial and consumer loan products specifically suited to the customers and potential customers in our market area, hire additional personnel with residential, commercial and consumer lending experience and continue to improve our customer service. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Strategy” for more information regarding our future plans for lending activities.

Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.
	At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
Real estate loans:
Residential 1 – 4 family	$45,353,599	50.09%	$43,612,578	50.06%
Commercial Real Estate	27,908,662	30.83	24,705,387	28.36
Construction and land development	1,523,281	1.68	1,618,445	1.86
Total real estate(2)(3)	74,785,542	82.60	69,936,410	80.28
Commercial and industrial	5,536,805	6.12	5,524,011	6.34
Consumer loans:
Home equity loans and lines of credit	9,331,608	10.31	10,984,782	12.61
Other consumer loans	883,864	0.97	672,560	0.77
Total consumer	10,215,472	11.28	11,657,342	13.38
Total loans	90,537,819	100.00%	87,117,763	100.00%
Less other items:
Net deferred loan costs	(17,057)		(35,416)
Allowance for loan losses	1,075,351		1,061,141
Total loans, net	$89,479,525		$86,092,038

(1)
Does not include loans held for sale of  $48,300 and $0 at December 31, 2014 and December 31, 2013, respectively.

(2)
At December 31, 2014, consists of  $17.1 million of owner occupied properties and $5.8 million of non-owner occupied properties.

(3)
Includes $4.0 million and $2.9 million of multi-family loans at December 31, 2014 and December 31, 2013, respectively.

Loan Portfolio Maturities and Yields.   The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2015. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.
	One- to Four-Family		Commercial Real Estate		Construction and Land
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Ending December 31,
2015	$191,728	4.25%	$2,307,858	6.17%	$1,093,177	8.66%
2016	146,499	2.59	1,431,932	5.91	267,383	5.14
2017 to 2018	624,928	5.63	3,824,764	5.44	—	—
2019 to 2023	1,501,468	4.61	15,141,562	4.83	—	—
2024 to 2028	6,205,528	3.88	2,898,021	5.76	115,714	3.91
2024 to 2028	11,689,705	3.63	—	—	—	—
2029 and beyond	24,993,743	3.69	2,304,525	5.52	47,007	4.38
Total	$45,353,599	3.76%	$27,908,662	5.23%	$1,523,281	7.55%

	Commercial and Industrial		Home Equity Loans and Lines of Credit		Other Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Ending December 31,
2014	$2,952,351	4.51%	$873,845	3.81%	$298,252	3.97%	$7,717,211	5.49%
2015	1,082,229	5.24	425,950	3.50	58,660	5.75	3,412,653	5.19
2016	117,686	5.05	762,433	3.72	58,607	3.71	5,388,418	5.19
2017 to 2018	1,341,160	4.19	2,359,570	3.60	253,718	3.96	20,597,478	4.62
2019 to 2023	43,379	5.00	4,897,864	4.70	189,808	5.33	14,350,314	4.56
2024 to 2028	—	—	11,946	8.00	24,819	3.99	11,726,470	3.63
2029 and beyond	—	—	—	—	—	—	27,345,275	3.84
Total	$5,536,805	4.59%	$9,331,608	4.21%	$883,864	4.36%	$90,537,819	4.38%

Loan Approval Procedures and Authority.   Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Edgewater Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). In addition, we have established an in-house limit that is less than the legal limits on loans to one borrower. At December 31, 2014, our largest credit relationship totaled $1.9 million and was secured by multiple commercial real estate properties in our market area. Our second largest relationship at December 31, 2014 was a $1.8 million loan secured by an owner-occupied manufacturing facility in our market area. At December 31, 2014, both of these loans were performing in accordance with their terms.
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

Approval of the loan committee requires the vote of a majority of the members. Our President and Chief Executive Officer may veto approval of any loan approved by the loan committee. Our board of directors may approve loans above those amounts, and may approve loans in excess of our in-house lending limit (up to our legal lending limit). Approval of the board of directors requires the vote of four of the six directors.
Fixed and Adjustable-Rate Loan Schedule.   The following table sets forth our fixed- and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015.
	Due After December 31, 2015
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$22,437	$22,851	$45,288
Commercial	23,914	1,687	25,601
Construction and land	440	—	440
Total real estate	46,791	24,538	71,329
Commercial and industrial	2,349	235	2,584
Consumer loans:
Home equity loans and lines of credit	733	7,734	8,467
Other consumer	599	—	599
Total consumer	1,332	7,734	9,066
Total loans	$50,472	$32,507	$82,979

One- to Four-Family Residential Real Estate Lending.   The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2014, we had $45.4 million of loans secured by one- to four-family real estate, representing 50.0% of our total loan portfolio. In addition, at December 31, 2014, we had a $48,300 in residential mortgage held for sale. We primarily originate fixed-rate residential mortgage loans, but we also offer adjustable-rate residential mortgage loans and home equity loans. At December 31, 2014, the one- to four-family residential mortgage loans held in our portfolio were comprised of 47.3% fixed-rate loans, and 52.7% adjustable-rate loans.
We sell the majority of the one- to four-family residential mortgage loans that we originate. During the years ended December 31, 2014 and December 31, 2013, we sold $6.9 million and $16.6 million, respectively, of residential mortgage loans for gains on sale of approximately $141,000 and $249,000, respectively. Almost all of these loans were sold on a servicing-retained basis. At December 31, 2014 and December 31, 2013, our servicing portfolio was $73.6 million and $76.7 million, respectively, all of which related to loans that we had originated. Servicing fees were approximately $57,000 and $189,000, respectively, during the years ended December 31, 2014 and December 31, 2013. See “— Originations, Purchases and Sales of Loans.”
Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2014 was generally $417,000 for single-family homes in our market area. We also originate jumbo loans, which we generally retain in our portfolio, although we may develop a secondary market program with a private purchaser for certain of these jumbo loans. At December 31, 2014, we had $6.2 million in jumbo loans. We currently have a program in place with a third party that allows us to refer FHA and VA loans to them for underwriting and servicing.
At December 31, 2014, almost all of our one- to four-family residential loans that we hold in our portfolio and our home equity loans and lines of credit were secured by properties located in our market area. In addition, almost all of the residential mortgage loans that we originate for sale are secured by properties located in our market area.

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
Our one- to four-family residential real estate loans typically have terms of 10 to 30 years. Our adjustable-rate one- to four-family residential real estate loans generally have fixed rates for initial terms of one, three, five, seven or ten years and adjust annually thereafter at a margin. In recent years, this margin has been 275 basis points over the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year. The margin will be increased from 275 basis points to 300 basis points for new loan approvals. The maximum amount by which the interest rate may be increased or decreased is generally 2.00% per adjustment period and the lifetime interest rate cap is generally 6.00% over the initial interest rate of the loan.
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
We also originate home equity lines of credit and fixed-term home equity loans. See “— Consumer Lending.”
We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” on one- to four- family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).
Commercial Real Estate Lending.   We have historically focused our non-residential lending activities on commercial real estate. However, we have revised our strategy to diversify our loan portfolio and increase our yield while improving asset quality, and we believe a key to successful implementation of this strategy is to reduce our reliance on commercial real estate lending by managing the run-off of loans that do not match our current strategy, while continuing to originate commercial real estate loans on a selective basis. In the future, we will focus on originating loans up to our in-house lending limit, where the property is located in our market area and where we have a strong existing relationship with the borrower. We will be more selective in our approval process based on the size of the loans and our overall relationship with the borrower. At December 31, 2014, we had $27.9 million in commercial real estate loans, representing 30.8% of our total loan portfolio.
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

Set forth below is information regarding our commercial real estate loans at December 31, 2014.
Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Real estate development(1)	21	$10,010
Storage unit rental	4	614
Health care and social	3	1,138
Retail trade	13	1,875
Accommodation and food	7	1,921
Funeral homes	8	1,757
Legal services	2	627
Other services	14	2,369
Manufacturing	10	4,060
Recreational	4	2,217
Agriculture	3	1,135
Other miscellaneous	1	186
	90	$27,909

(1)
These loans are primarily loans secured by multi-tenant properties.

At December 31, 2014, the average loan balance of our outstanding commercial real estate loans was $308,000, and the largest of such loans was a $1.5 million loan secured by an apartment complex in our market area. This loan was performing in accordance with its original repayment terms at December 31, 2014.
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
Commercial and Industrial Lending.   At December 31, 2014, we had $5.5 million of commercial and industrial loans, representing 6.1% of our total loan portfolio. Because we believe that expanding our organic origination of commercial and industrial loans is essential to our profitability, we intend to increase our commercial and industrial lending by targeting businesses with between $1.0 million and $15.0 million in revenues operating in our market area, including medical, legal, accounting and other professional practices as well as traditional commercial businesses, with loan products designed to meet the needs of professional and rural development borrowers.
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
We also offer commercial and industrial loans utilizing the SBA’s 504 Loan Program, although we did not have any of these loans outstanding at December 31, 2014. The structure of loans provided under the SBA 504 Program reduces our credit risk and improves our collateral position. We also offer the SBA’s 7a Loan Program. Under the 7a Program, our credit risk is reduced as a result of a loan guaranty from the SBA, generally at 75% of the total loan amount. In addition, the guaranteed portion of the credit can be sold in the secondary market generating significant fee income opportunities. Because we face recourse liability on these loans if they do not meet all SBA requirements, we enhance the underwriting, servicing, and review processes on these loans. During the year ended December 31, 2014, we originated $2.3 million in SBA loans. We will continue to increasing our origination of SBA loans as part of our lending strategy.
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

Set forth below is information regarding our commercial and industrial loans at December 31, 2014.
Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Real estate(1)	4	$401
Storage unit rental	6	150
Health care and social	7	75
Retail trade	6	742
Accommodation and food	2	63
Cabling / Fiber	0	—
Other services	22	2,375
Manufacturing	12	1,091
Municipality	3	529
Other miscellaneous	3	111
	65	$5,537

(1)
Consists of working lines of credit to owners of rental properties that are not secured by real estate.

At December 31, 2014, the average loan balance of our outstanding commercial and industrial term loans was $74,000, and the largest outstanding balance was a $405,000 loan secured by all of the business assets, including equipment and accounts receivable, of a law office in our market area. This loan was performing in accordance with its original repayment terms at December 31, 2014.
We believe that commercial and industrial loans will provide growth opportunities for us, and we expect to increase this business line in the future in order to develop banking relationships with depositors and related mortgage lending customers. We expect to hire one or two additional commercial lenders with credit administration experience and business development and marketing skills, which we expect will increase our pipeline of commercial and industrial loan commitments. The additional capital we received in connection with the stock offering will modestly increase our maximum lending limits and will allow us to increase the amounts of our loans to one borrower.
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
Consumer Lending.   At December 31, 2014, we had $10.2 million, or 11.3% of our loan portfolio, in consumer loans, including $9.3 million in home equity loans and lines of credit and $884,000 in other consumer loans.
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
At December 31, 2014, we had $8.6 million, or 9.5% of our loan portfolio, in home equity lines of credit and $738,000, or 0.8% of our loan portfolio, in fixed-term equity loans. We also had an additional $8.1 million in unused commitments on home equity lines of credit. The largest outstanding balance of any home equity line of credit was $263,000 and the largest outstanding balance of any fixed-term equity loan was $51,000. These loans were performing in accordance with their original repayment terms at December 31, 2014.
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
Construction and Land Lending.   At December 31, 2014, we had $1.5 million, or 1.7% of our total loan portfolio, in construction and land loans. Of these, $664,000 were loans for the construction by individuals of their primary residences, $836,000 were loans where raw land serves as collateral other than for construction and development purposes (including one loan in the amount of approximately $263,000 secured by a parcel of land utilized by an RV dealer as an outdoor showroom), and $400,000 were construction and land development loans. At December 31, 2014, our largest construction and land loan was a $605,000 loan secured by a primary residence located in our market area. This loan was performing in accordance with its original repayment terms at December 31, 2014.
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
We make raw land loans on a very limited basis. These loans have terms of not more than five years with amortization periods of not more than 15 years. The maximum loan-to-value of these loans is 65% of the lesser of the appraised value or the purchase price of the property. We will also originate land loans secured by building lots. Lot loans may be approved on a short-term interest-only basis if the borrower plans to pay-off the loan through construction financing or other means within 12 months and the borrower qualifies for such financing. If the lot loan is not short-term in nature, it will be structured on a fully amortizing basis, with the borrower obligated to pay principal and interest.
Construction and land lending generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction or land loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction and land loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Land loans pose additional risk because the property generally does not produce income and may be relatively illiquid.
Loan Originations, Participations, Purchases and Sales.
We originate real estate and other loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers. All loans that we originate are underwritten pursuant to our policies and procedures.
We sell a majority of the conventional one- to four-family residential mortgage loans that we originate into the secondary market. In recent years, we have sold most of the fixed-rate, one- to four-family residential real estate loans that we originated for sale to Freddie Mac on a servicing-retained basis, although we are also approved to sell to the Federal Home Loan Bank of Indianapolis and intend to investigate the possibility of becoming approved to sell to Fannie Mae. We originate a limited number of residential mortgage loans for sale on a servicing-released basis based on the circumstances of the borrower and with specific loan approval. Otherwise we consider the secondary market conditions and our asset and liability management and liquidity demands and interest rate risk analysis on an ongoing basis in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the years ended December 31, 2014 and December 31, 2013, we sold $6.9 million and $16.6 million of mortgage loans, respectively. All of the mortgage loans were sold on a servicing-retained basis. At December 31, 2014, we serviced $73.6 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market.
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
The following table shows our loan origination, purchases, sales and repayment activities for the years indicated.
	Years Ended December 31,
	2014	2013
	(Dollars in thousands)
Total loans, including loans held for sale, at beginning of period	$87,596	$90,651
Loans originated:
Real estate loans:
One- to four-family residential	15,317	22,495
Commercial real estate	10,291	4,761
Construction and land	—	—
Total real estate	25,608	27,256
Commercial and industrial	2,323	3,877
Consumer loans:
Home equity loans and lines of credit	1,226	1,824
Other consumer	926	476
Total consumer	2,152	2,300
Total loans	30,083	33,433
Loans Purchased	—	—
Loans sold:
Real estate loans:
One- to four-family residential	(6,888)	(16,586)
Commercial real estate	—	(2,092)
Construction and land	—	—
Total real estate	(6,888)	(18,678)
Commercial and industrial	—	—
Consumer loans:	—	—
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total consumer	—	—
Total loans	(6,888)	(18,678)
Principal repayments	(20,205)	(17,810)
Net loan activity	2,990	(3,055)
Total loans, including loans held for sale, at end of period	$90,586	$87,596

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
At December 31, 2014, we had 16 loans totaling $2.1 million that were classified as troubled debt restructuring. Of these, 7 loans totaling $791,000 were included in our non-accrual loans at such date because they were either not performing in accordance with their modified terms or had been performing in accordance with their modified terms for less than six months since the date of restructuring.

Delinquent Loans.   The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.
	Loans Delinquent For
	30 – 59 Days		60 – 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2014
Real estate loans:
One- to four-family residential	14	$1,148	5	$558	11	$735	30	$2,441
Commercial real estate	1	12	—	—	—	—	1	12
Construction and land	1	28	—	—	2	22	3	50
Total real estate	16	1,188	5	558	13	757	34	2,503
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	6	54	2	25	1	10	9	89
Other consumer	—	—	1	6	—	—	1	6
Total consumer	6	54	3	31	1	10	10	95
Total loans	22	$1,242	8	$589	14	$767	44	$2,598
At December 31, 2013
Real estate loans:
One- to four-family residential	16	$1,584	6	$537	9	$529	31	$2,650
Commercial real estate	—	—	—	—	1	17	1	17
Construction and land	1	32	—	—	2	27	3	59
Total real estate	17	1,616	6	537	12	573	35	2,726
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	3	54	1	52	3	156	7	262
Other consumer	1	2	1	9	—	—	2	11
Total consumer	4	56	2	61	3	156	9	273
Total loans	21	$1,672	8	$598	15	$729	44	$2,999

Classified Assets.   Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. At December 31, 2014, we had $219,000 of loans designated as “special mention”.

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
The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at December 31, 2014 and December 31, 2013 include approximately $1.6 million and $2.7 million of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $17,502 and $22,479 at December 31, 2014 and December 31, 2013, respectively.
	At December 31, 2014	At December 31, 2013
	(Dollars in thousands)
Classified assets:
Substandard loans(1)	$2,887	$3,852
Doubtful loans	—	—
Loss loans	—	—
Real estate owned and other
Real estate owned and other repossessed assets(2)	467	1,169
Total classified assets	$3,354	$5,021

(1)
Includes non-accruing loans that are more than 90 days past due.

(2)
Includes real estate totaling $44,100 at December 31, 2013 that was subject to the redemption period under Michigan law.

The decrease in classified assets to $3.4 million at December 31, 2014 from $5.0 million at December 31, 2013 is the continuation of a trend of declining classified assets that began in 2009. This decrease was primarily due to the enhanced review of our nonperforming assets, which resulted in significant charge-offs and losses on sales of real estate owned. Management believes it has resolved the majority of our problem assets, particularly the speculative construction and land development loans originated prior to 2009, but continues to closely monitor and aggressively manage these classified loans. We resolved these remaining loan relationships throughout 2014 and into early 2015. Our level of classified assets and expenses to resolve such loans remained elevated during this period. It is our experience that a significant number of classified non-owner occupied commercial real estate loans that were originated prior to 2009 historically have become non-performing loans.

Non-Performing Assets.   Non-performing assets decreased to $3.4 million, or 2.8% of total assets, at December 31, 2014 from $3.9 million, or 3.2% of total assets, at December 31, 2013. Nonperforming loans were $2.9 million at December 31, 2014 and $2.7 million from December 31, 2013. The largest decline was in commercial real estate which decreased $327,000 from December 31, 2013. Residential 1-4 family mortgages increased $526,000 over December 31, 2013. Real estate owned was $467,000 on December 31, 2014 and $1.2 million on December 31, 2013, declining $701,000. This was a result of the sale of two commercial real estate properties totaling $477,000. As of December 31, 2014, commercial real estate loans totaled $397,000, or 33.5% of our non-performing assets. At December 31, 2014, one-to-four family residential mortgage loans were zero a decrease of  $352,000 from December 31, 2013. One-to-four family residential mortgage loans were 53.8% of nonperforming assets at December 31, 2014.
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
	At December 31, 2014	At December 31, 2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,811	$1,285
Commercial real estate	729	1,056
Construction and land	207	197
Total real estate	2,747	2,538
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	151	208
Other consumer	—	—
Total consumer	151	208
Total loans	2,898	2,746
Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Commercial real estate	—	—
Construction and land	—	—
Total real estate	—	—
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total consumer	—	—
Total loans	—	—
Total non-performing loans	2,898	2,746
Real estate owned and other repossessed assets:
Real estate loans:
One- to four-family residential	—	353
Commercial real estate	397	697
Construction and land	70	75
Total real estate	467	1,125
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total consumer	—	—
Total real estate owned before loans in redemption	467	1,125
Loans in redemption(1)	—	44
Total real estate owned and other repossessed assets	467	1,169
Total non-performing assets	$3,365	$3,915

	At December 31, 2014	At December 31, 2013
	(Dollars in thousands)
Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$916	$2,014
Commercial real estate	286	443
Construction and land	134	—
Total real estate	1,336	2,457
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	2	24
Other consumer	—	—
Total consumer	2	24
Total loans	$1,338	$2,481
Total non-performing loans and troubled debt restructurings	$4,236	$5,227
Ratios:
Non-performing loans to total loans	3.20%	3.15%
Non-performing assets to total assets	2.75%	3.23%
Non-performing assets and troubled debt restructurings to total assets	3.46%	4.32%

(1)
Represents real estate that is subject to the redemption period under Michigan law.

Interest income that would have been recorded for the years ended December 31, 2014 and December 31, 2013, had non-accruing loans been current according to their original terms amounted to $23,000 and $89,000, respectively. No interest related to these loans was included in interest income for the years ended December 31, 2014 and December 31, 2013.
Non-performing one- to four-family residential real estate loans totaled $1.8 million at December 31, 2014 and consisted of 24 loans, the largest of which totaled $261,000. Non-performing commercial real estate loans totaled $729,000 at December 31, 2014 and consisted of three loan relationships. There were no nonperforming commercial and industrial loans, non-performing construction and land development loans totaled $207,000, and other non-performing loans totaled $151,000 at December 31, 2014.
Real estate owned totaled $467,000 at December 31, 2014, including $397,000 of commercial real estate properties and $70,000 of residential and commercial vacant land parcels.
At December 31, 2014, our three largest non-performing loan relationships were two commercial real estate relationships totaling $717,000 and $157,000, and a 1 – 4 family residential of  $261,000.
Other Loans of Concern.   Other than $219,000 of loans designated by management as “special mention,” of which $219,000 related to commercial real estate loans, there were no other loans at December 31, 2014 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
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
Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources that we believe to be reliable as a basis for assumptions about the impact of housing depreciation.
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

The following table sets forth activity in our allowance for loan losses for the periods indicated.
	At or For the Years Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$1,061	$1,504
Charge-offs:
Real estate loans:
One- to four-family residential	(27)	(203)
Commercial real estate	—	(350)
Construction and land	—	(133)
Total real estate	(27)	(686)
Commercial and industrial	—	(351)
Consumer loans:
Home equity loans and lines of credit	(73)	(88)
Other consumer	—	—
Total consumer	(73)	(88)
Total loans	$(100)	$(1,125)
Recoveries:
Real estate loans:
One- to four-family residential	$3	$14
Commercial real estate	91	—
Construction and land	—	1
Total real estate	94	15
Commercial and industrial	—	25
Consumer loans:
Home equity loans and lines of credit	20	2
Other consumer	—	—
Total consumer	20	2
Total loans	$114	$42
Net (charge-offs) recoveries	14	(1,083)
Provision for loan losses	—	640
Balance at end of period	$1,075	$1,061
Ratios:
Net charge-offs (recoveries) to average loans outstanding (annualized)	0.02%	1.25%
Allowance for loan losses to non-performing loans at end of period	37.09%	38.64%
Allowance for loan losses to total loans at end of period	1.19%	1.22%

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
	At December 31,
	2014			2013
	Allowance for Loan Losses	Percent of Allowance for Loan Loss by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance for Loan Loss by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$223	20.74%	50.09%	$188	16.22%	49.46%
Commercial real estate(1)	504	46.88	32.50	588	72.41	31.97
Total real estate	727	67.63	82.59	776	88.63	81.43
Commercial and industrial	248	23.07	6.12	138	2.19	4.65
Consumer loans(2)	100	9.30	11.28	147	9.18	13.92
Total allocated allowance	1,075	100.00%	100.00%	1,061	100.00%	100.00%
Unallocated allowance	—			—
Total allowance for loan losses	$1,075			$1,061

(1)
Includes construction and land loans.

(2)
Includes home equity loans and lines of credit.

At December 31, 2014, our allowance for loan losses represented 1.19% of total loans and 37.1% of non-performing loans, and at December 31, 2013, our allowance for loan losses represented 1.22% of total loans and 38.6% of non-performing loans. There were net recoveries of  $14,000 and $1.1 million in net loan charge-offs during the years ended December 31, 2014 and December 31, 2013, respectively.
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
Our investment policy was adopted by the board of directors. The investment policy is reviewed annually by the board of directors. Authority to make investments under the approved investment policy is delegated to our Chief Financial Officer, who serves as Investment Officer. We utilize the services of a third party investment advisor for specific recommendations and review of our investment portfolio and investment activities. The investment portfolio is reviewed quarterly by the Bank’s asset liability management committee and the third party advisor, and an independent market pricing of the investment portfolio is obtained on at least a monthly basis. The Chief Financial Officer reports to the board of directors on at least a quarterly basis with respect to liquidity, credit quality, market risk and recent investment activity. Any exceptions to the investment policy are made only upon the recommendation of the President and Chief Executive Officer and the Chief Financial Officer, and with the concurrence of our third party advisor.
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
Our investment policy also requires that certain investment instruments be rated, and that our investment portfolio meet certain diversification requirements, with U.S. Treasury permitted up to 100% of our portfolio; GNMA obligations permitted up to 50% of our portfolio; and U.S. government and agency notes and bonds permitted up to 30% of our portfolio per issuer; U.S. government and agency MBSs permitted up to 30% of our portfolio per issuer; U.S. government agency CMOs permitted up to 30% of our portfolio per issuer (combined with MBSs issued by the same issuer); private issue MBSs and CMOs permitted up to 10% of our portfolio; SBA pools up to 10% of our portfolio; rated general obligation bank-qualified municipal obligations permitted up to 50% of our portfolio; and corporate and other investments generally limited to 10% of our portfolio.
U.S. Government and Federal Agencies.   At December 31, 2014, we had U.S. government and agency securities with a carrying value of  $5.0 million, which constituted 39.3% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.
State and Political Subdivisions.   At December 31, 2014, we had state and political subdivision securities with a carrying value of  $3.4 million, which constituted 26.3% of our securities portfolio. Most of our current state and political subdivision securities are in principal amounts of  $500,000 or less, were issued by counties and municipalities located in the states of Michigan, Ohio, Wisconsin, Indiana and Pennsylvania, and have maturities not in excess of 5 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.
Mortgage-Backed Securities and Collateralized Mortgage Obligations.   At December 31, 2014, we had mortgage-backed securities with a carrying value of  $3.4 million, which constituted 26.4% of our securities portfolio, and CMOs with a carrying value of  $1.0 million, which constituted 8.0% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Edgewater Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
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
Federal Home Loan Bank Stock.   We hold common stock of the Federal Home Loan Bank of Indianapolis in connection with our borrowing activities totaling $1.1 million at December 31, 2014. The Federal Home Loan Bank common stock is carried at cost and classified as restricted equity securities. We may be required to purchase additional Federal Home Loan Bank stock if we increase borrowings in the future.
The following table sets forth the composition of our investment securities portfolio, all of which were available for sale, at the dates indicated, excluding stock of the Federal Home Loan Bank of Indianapolis.
	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government and federal agency	$5,003	$4,940	$6,558	$6,441
State and political subdivisions	3,355	3,361	3,359	3,338
Mortgage-backed – GSE-residential	3,357	3,384	4,225	4,231
Collateralized mortgage obligations – GSE	1,020	1,033	1,587	1,584
	$12,735	$12,718	$15,729	$15,594

At December 31, 2014, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of our total equity.
Securities Portfolio Maturities and Yields.   The following table sets forth the composition, stated maturities and weighted average yields of our investment securities portfolio at December 31, 2014. Securities available for sale are carried at fair value. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. In addition, under the structure of some of our CMOs, the short- and intermediate-term tranche interests have repayment priority over the longer term tranche interests of the same underlying mortgage pool. Finally, some of our U.S. Treasury and other securities are callable at the option of the issuer. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government and federal agency	$—	—%	$5,003	1.06%		%		%	$5,003	$4,940	1.06%
State and political subdivisions	795	1.14	2,560	1.54					3,355	3,361	1.45
Mortgage-backed – GSE-residential	—	—	—	0.00	2,707	1.54	650	2.68	3,357	3,384	1.76
Collateralized mortgage obligations – GSE	—	—	537	1.64			483	2.40	1,020	1,033	2.00
Total available-for-sale securities	$795	1.14%	$8,100	1.25%	$2,707	1.54%	$1,133	2.56%	$12,735	$12,718	1.42%

The following table shows the purchase, sale and amortization and repayment activity in our securities portfolio during the periods indicated:
	For the years ended December 31,
	2014	2013
	(Dollars in thousands)
Total at beginning of period	$15,729	$14,318
Purchases of:
U.S. government and federal agency obligations	—	3,586
U.S. government-sponsored enterprise mortgage-backed securities	—	—
U.S. government-sponsored enterprise collateralized mortgage obligations securities	—	—
State and political subdivisions	—	1,311
Corporate	—	—
Deduct:
U.S. government and federal agency obligations	(1,555)	(1,069)
U.S. government-sponsored enterprise mortgage-backed securities	(868)	(1,491)
U.S. government-sponsored enterprise collateralized mortgage obligations securities	(567)	(924)
State and political subdivisions	(4)	(2)
Corporate	—	—
Net activity	(2,994)	1,411
Total at end of period	$12,735	$15,729

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
Deposits.   Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, passbook and statement savings accounts, variable rate money market accounts, and certificates of deposit. Unlike most thrift institutions, a significant majority of our deposits are core deposits, which we believe are less susceptible than certificates of deposit to large-scale withdrawals as a result of changes in interest rates. We have not in the past used, and currently do not hold any, brokered or Internet deposits. Depending on our future needs we may participate in the Certificate of Deposit Registry Service (CDARS) and the Qwickrate programs as alternative funding sources, but do not anticipate doing so. At December 31, 2014, our core deposits, which are deposits other than time deposits and certificates of deposit, were $71.6 million, representing 72.7% of total deposits.
Our deposits are primarily obtained from areas surrounding our branch offices, and therefore deposit generation is significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition in our market area, which includes numerous financial institutions of varying sizes offering a wide range of products and services. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Branch managers of each branch are permitted to authorize certificate of deposit interest rate adjustments up to 0.15%. The President and Chief Executive Officer or Chief Financial Officer may approve any certificate of deposit interest rate adjustment in excess of 0.15%. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions, including competition and prevailing interest rates. At December 31, 2014, $26.9 million, or 27.3% of our total deposit accounts, were certificates of deposit, of which $14.5 million had maturities of one year or less.
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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated. As a result of the sale of our Decatur office, deposits decreased by approximately $13.3 million, including decreases of approximately $8.4 million of core deposits and $4.9 million of certificates of deposit, as of the sale date of January 24, 2014.
	For the Years Ended December 31,
	2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposit accounts:
Interest bearing	$17,571	18.3%	0.23%	$17,515	16.3%	0.16%
Non-interest bearing	12,525	13.1	—	10,967	10.2	—
Money market accounts	22,858	23.8	0.29	25,579	23.7	0.29
Savings accounts	13,840	14.4	0.20	13,492	12.5	0.13
Certificates of deposit	29,091	30.3	0.87	40,187	37.3	1.07
Total deposits	$95,885	100.00%	0.46%	$107,740	100.0%	0.57%

The following table sets forth our deposit activities for the periods indicated.
	At or For the Years Ended December 31,
	2014	2013
	(Dollars in thousands)
Beginning balance	$108,071	$106,408
Net deposits (withdrawals) before interest credited	3,263	1,079
Branch deposit sale	(13,328)
Interest credited	487	584
Net increase (decrease) in deposits	(9,578)	1,663
Ending balance	$98,493	$108,071

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.
	At December 31,
	2014	2013
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$20,879	$23,217
1.00% to 1.99%	4,516	10,810
2.00% to 2.99%	1,437	1,789
3.00% to 3.99%	—	1,908
4.00% to 4.99%	24	32
5.00% and above	—	—
Total	$26,856	$37,756

Maturities of Certificates of Deposit Accounts.   The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.
	At December 31, 2014
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 1.00%	$13,398	$5,649	$1,771	$61	$20,879	77.7%
1.00% to 1.99%	318	1,464	1,311	1,423	4,516	16.8
2.00% to 2.99%	764	456	—	217	1,437	5.4
3.00% to 3.99%	—	—	—	—	—	—
4.00% to 4.99%	20	—	4	—	24	0.1
5.00% and above	—	—	—	—	—	—
Total	$14,500	$7,569	$3,086	$1,701	$26,856	100.00%

At December 31, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $7.7 million. The following table sets forth the maturity of those certificates as of December 31, 2013.
At December 31, 2014
(Dollars in thousands)
Three months or less	$835
Over three months through six months	696
Over six months through one year	2,384
Over one year to three years	3,532
Over three years	217
Total	$7,664

Borrowings.   We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. At December 31, 2014, we had $10 million in outstanding advances from the FHLB-Indianapolis. At December 31, 2014, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $13.5 million, and an additional $2 million on a line of credit with the Federal Home Loan Bank and $2 million on a line of credit with United Bankers Bank. As a result of our Decatur office sale on January 24, 2014, we borrowed $10.0 million in advances fund the sale.
The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated. We did not have any borrowings other than Federal Home Loan Bank advances at the dates or during the periods indicated.
	At or For the Years Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance at end of period	$10,000	$—
Average balance during period	$9,564	$1,858
Maximum outstanding at any month end	$11,000	$5,000
Weighted average interest rate at end of period	0.00%	0.00%
Average interest rate during period	1.11%	0.48%

Subsidiary Activities
Edgewater Bank is the wholly-owned subsidiary of Edgewater Bancorp, Inc. Edgewater Bank has three subsidiaries. Explorer Financial Services Corporation is a Michigan corporation established to own approximately 8.91% of MBT Title Services, LLC, a multi-bank owned title insurance company. Edgewater Insurance Agency, Inc. is a Michigan corporation formed to receive the commissions for the Bank’s employee benefit plans. This agency does not sell insurance products to the general public. Waters Edge Real Estate Holdings, LLC is a Michigan limited liability company formed to own and operate certain real estate owned properties between the time of foreclosure and divestiture of these properties. This entity currently does not hold any real estate owned properties.
Employees
As of December 31, 2014 we had 36 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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
At December 31, 2014, Edgewater Bank’s capital exceeded all applicable requirements.
Individual Minimum Capital Requirement.   On January 23, 2013, the OCC notified Edgewater Bank that the OCC had established an IMCR that requires Edgewater Bank to maintain certain individual minimum capital ratio requirements. During the fourth quarter of 2014, Edgewater Bank was notified that IMCR was terminated by the OCC.
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
Edgewater Bank has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2014. We have determined that Edgewater Bank meets all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect on that date.
Loans-to-One Borrower.   Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2014, Edgewater Bank was in compliance with the loans-to-one borrower limitations.
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
A federal savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. At December 31, 2014, Edgewater Bank maintained 74.53% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. Edgewater Bank has satisfied the QTL test in each of the last 12 months.
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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, Edgewater Bank’s ability to pay dividends will be limited if Edgewater Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Edgewater Bancorp, Inc. to pay dividends to its stockholders. See — New Capital Rule.
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
At December 31, 2014, Edgewater Bank met the criteria for being considered “well capitalized.”
In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective. The OCC’s prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, Edgewater Bank would have to have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged). Edgewater Bank has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2014. We have determined that Edgewater Bank is well-capitalized under these new standards, as if these new requirements had been in effect on that date. See “— New Capital Rule.”
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
Federal Home Loan Bank System.   Edgewater Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, Edgewater Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2014, Edgewater Bank was in compliance with this requirement. While Edgewater Bank’s ability to borrow from the Federal Home Loan Bank of Indianapolis provides an additional source of liquidity, Edgewater Bank has historically not used advances from the Federal Home Loan Bank to fund its operations.
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
Capital.   Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, Edgewater Bancorp, Inc. is be subject to regulatory capital requirements that generally are the same as the new capital requirements for Edgewater Bank. These new capital requirements include provisions that might limit the ability of Edgewater Bancorp, Inc. to pay dividends to its stockholders or repurchase its shares. See “— Federal Banking Regulation — New Capital Rule.” Edgewater Bancorp, Inc. has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2014, has determined that it met all of these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, if these new requirements had been in effect on that date.
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
Minimum Tax.   The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2014, Edgewater Bank had no minimum tax credit carryforward.
Net Operating Loss Carryovers.   Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2014, Edgewater Bank had $9.0 million of federal net operating loss carryforwards and $1.3 million of Michigan state net operating loss carryforwards available for future use.
Capital Loss Carryovers.   Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2014, Edgewater Bank had no capital loss carryover.
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

ITEM 1A.
Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies.
ITEM 1B.
Unresolved Staff Comments

Not applicable.
ITEM 2.
Properties

At December 31, 2014, the net book value of our properties was $3.2 million, and the net book value of our furniture, fixtures and equipment (including computer software) was $732,000. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.
The following table sets forth information regarding our office properties as of December 31, 2014.
Location	Leased or Owned	Year Acquired or Leased	Square Footage
Main Office: (including land)
Saint Joseph − Main Office 321 Main Street St. Joseph, Michigan 49085	Owned	1998	14,614
Full Service Branches: (including land)
Bridgman Office 4509 Lake Street Bridgman, Michigan 49106	Owned	1961	3,980
Buchanan Office(1) 720 East Front Street Buchanan, Michigan 49107	Leased	2013	1,800
Coloma Office 167 Paw Paw Street Coloma, Michigan 49038	Owned	1969	2,700
Royalton Township Office 4097 Hollywood Road St. Joseph, Michigan 49085	Owned	2006	3,692

(1)
Prior to June 2013, we owned the entire building in which our Buchanan office is located. In June 2013, we sold the building to a third party and entered into a lease agreement with the current owner for 1,800 square feet that we occupy.

ITEM 3.
Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2014, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 4.
Mine Safety Disclosure

None.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information.   Our common stock is quoted on the OTCQB Bulletin Board under the symbol “EGDW.” The approximate number of holders of record of Edgewater Bancorp, Inc.’s common stock as of March 27, 2015, was 158. Certain shares of Edgewater Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The common stock of Edgewater Bancorp, Inc. began trading on the OTCQB Bulletin Board on January 17, 2014. Accordingly, there is no market information for the periods ended December 31, 2013 and 2012.
The following table shows the high and low sales prices for our common stock as reported by the OTC Bulletin Board for the periods indicated and all dividends, if any, paid by us during those periods.
	High	Low	Dividend
2014
First Quarter	$11.00	$10.00	$0
Second Quarter	$10.50	$10.40	$0
Third Quarter	$11.00	$10.25	$0
Fourth Quarter	$10.25	$10.10	$0
Edgewater Bancorp, Inc. has not declared dividends on its common stock. Dividend payments by Edgewater Bancorp, Inc. are dependent in part on dividends it receives from Edgewater Bank because Edgewater Bancorp, Inc. has no source of income other than dividends from Edgewater Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Edgewater Bancorp, Inc. and interest payments with respect to Edgewater Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. Our bank’s ability to pay dividends is subject to limitations under various laws and regulations.
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
Edgewater Bancorp, Inc. contributed $4.6 million of the net proceeds of the offering to Edgewater Bank. In addition, $534,000 of the net proceeds were used to fund the loan to the employee stock ownership plan; and $1.7 million of the net proceeds are reserved for use to pay costs associated with withdrawal from a defined benefit plan in which Edgewater Bank participates.
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
Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate, commercial and industrial, and commercial real estate loans, and, to a lesser extent, home equity lines of credit and other consumer loans. At December 31, 2014, $45.4 million, or 50.1% of our total loan portfolio, was comprised of one- to four-family residential real estate loans. We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, state and municipal securities and collateralized mortgage obligations.
We offer a variety of deposit accounts, including checking accounts, NOW accounts, savings accounts, money market accounts and certificate of deposit accounts. We utilize advances from the FHLB-Indianapolis for asset/liability management purposes and, to a much lesser extent, for additional funding for our operations. At December 31, 2014, we had $10.0 million in advances outstanding with FHLB-Indianapolis.
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
Our efforts to comply with the Order, particularly the resolution of problem assets, resulted in declining levels of capital. As a result of declining capital levels and our continuing high levels of classified assets, on January 23, 2013, the OCC notified Edgewater Bank that the OCC had established an individual minimum capital requirement (“IMCR”). The IMCR requires Edgewater Bank to maintain a tier 1 leverage capital ratio of 8.00% and a total risk-based capital ratio of 12.00% beginning March 31, 2013. During the fourth quarter of 2014, the IMCR was terminated by the OCC.
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
Specifically, we have implemented procedures to perform internal reviews of selected loans based on risk features and dollar volume. We have instituted a risk-rating matrix to appropriately identify potential risks and rate loans based on six key risk characteristics. Additionally, we have implemented a policy that requires a third-party independent loan review of at least 40% of our commercial and industrial and commercial real estate portfolio, with a focus on new relationships, large dollar volume relationships, and identified problem loans. The loan review policy also requires a third-party review of a sample of loans originated by each loan officer. The third party reviewer provides an initial review of risk-rating conclusions and discusses its findings with management. Final risk-rating conclusions are based on the third party reviewer’s independent research plus information provided by management. In the past 12 months, a third party reviewed approximately $14.4 million, or roughly 44% of our commercial real estate and commercial and industrial loan portfolio. The third party reviewer concurred with 91% of our internal risk ratings with respect to loans reviewed in its initial findings, based on dollar amount outstanding.
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
Of the $3.4 million in classified assets as of December 31, 2014, $1.8 million were originated before January 2009. Of the $3.4 million in non-performing assets as of December 31, 2014, $2.7 million were originated before January 2009. Accordingly, we believe that our improved underwriting procedures have been effective in limiting classified and non-performing assets.
Prudently and opportunistically grow our assets and liabilities by increasing our presence in the communities we serve.   We believe that in order to increase our income, we must focus on growing our loan portfolio. Our total assets increased $1.2 million, or 1.0%, to $122.3 million at December 31, 2014, from $121.1 million at December 31, 2013. This followed a decrease of  $2.2 million, or 1.8%, to $121.1 million at December 31, 2013 from $123.3 million at December 31, 2012. These decreases were the result of our efforts to improve our capital ratios to comply with the Order and reduce our risk profile. Our total loan portfolio, before allowance for loan losses, increased $3.4 million, or 3.9%, to $90.5 million at December 31, 2014 from $87.1 million at December 31, 2013. This followed a decrease of  $2.9 million, or 3.2%, to $87.1 million at December 31, 2013 from $90.0 million at December 31, 2012. These decreases were the result of our aggressive management and resolution of non-performing loans and loans that do not meet our recently enhanced underwriting standards. We intend to utilize a portion of the proceeds of the offering to grow our balance sheet through increased originations of one- to four family residential real estate, commercial and industrial and consumer loans. To better serve and expand our customer base we intend to develop and continually review a pricing model that will attract prospective customers, particularly homeowners, high net worth individuals, and small- to medium-sized traditional commercial and industrial customers and professional organizations such as medical and dental practices, law firms and accounting firms.
Increase our focus on commercial and industrial and consumer lending in our market area, while continuing to originate commercial real estate and residential construction loans on a selective basis.   Although residential mortgage lending historically has been and will continue to be the cornerstone of our lending operations, we believe that the impact of potential changes in market interest rates on residential mortgage loans may have on loan origination volume requires a prudent approach to expanding our organic origination of commercial and industrial and consumer loans is essential not only to our profitability but also to the maintenance of a diverse and balanced loan portfolio. We will avoid significant concentrations within the loan portfolio, especially in non-owner occupied commercial real estate and speculative construction and land development loans. We have recently hired a locally based commercial lender with 10 years of experience in commercial and SBA lending as well as credit administration experience and business development and marketing skills. To expand commercial and industrial lending, we intend to:
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
Expand originations of residential real estate mortgage loans.   We recognize that residential real estate mortgage lending is essential to maintaining customer relations and our status as a community-oriented bank, and also creates invaluable ties to the communities that we serve. We believe that our unique geographical market area on the shore of Lake Michigan, the increasing number of individuals from nearby urban areas such as Chicago, Indianapolis, and Detroit and the growing medical professional community present a significant opportunity for us to expand our residential mortgage lending activities in and around St. Joseph. In addition to expanding our conventional mortgage activities, we introduced a jumbo mortgage program, including developing a relationship with a secondary market purchaser and designing a portfolio program for selected loans, to serve the needs of wealthier customers in our market area. We also intend to develop a broader, more flexible array of residential mortgage products, such as Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and Rural Development loans to better serve the varying needs of customers, particularly in the outlying portion of our market area. We will position some of our origination staff to branch locations in order to expand our marketing reach to outlying portions of our market area. Finally, to ensure continuity of customer service and to maintain customer relationships, we will continue to service mortgage loans that we keep in our portfolio, and retain the servicing of the large majority of mortgage loans that we sell in the secondary market.
Continue to sell fixed-rate loans and retain variable rate and certain fixed-rate loans.   During the year ended December 31, 2014, we originated $15.3 million of one to four-family residential real estate loans and sold $6.9 million for gains on sale of  $141,000, and during the year ended December 31, 2013, we originated $22.5 million of one to four-family residential real estate loans for sale and sold $16.6 million for gains on sale of  $249,000. We plan to maintain an appropriately sized portfolio of adjustable-rate one- to four-family residential real estate loans to meet the needs of borrowers in our market area, increase the yield of our loan portfolio as market interest rates rise, assist in the management of our interest rate risk and manage both the maturity of the loan portfolio and the time it takes for loans to reprice in accordance with their terms. We currently sell to the Federal Home Bank as well as to Freddie Mac. In addition, we developed a jumbo mortgage program, including a secondary market purchaser and a portfolio program for retaining selected loans that fit our risk profile and underwriting standards, to serve the needs of high net worth customers in the our market area. We intend to sell the majority of the long-term fixed-rate residential mortgage loans on a servicing-retained basis in order to increase servicing fee income, recognize gains on sale and manage the overall maturity of our loan portfolio.
Continue to generate low-cost deposits within our market area.   We offer checking, NOW, savings and money market deposit accounts (which we refer to as “core” deposits), which generally are lower cost sources of funds than certificates of deposit. At December 31, 2014, approximately 72.7% of our deposits were core deposits. We intend to pursue increased origination of these low cost deposits within our market area, with particular focus on transaction accounts, by implementing pro-active marketing and promotional programs, broadening banking relationships with lending customers, offering attractive interest rates, and offering competitive products to meet the needs of the varied demographic groups in our market areas, such as remote deposit capture for business customers, high-yield checking for higher balances, and low-cost overdraft for lower balances. We continue to focus on employee training and development with respect to deposit generation, deposit retention and knowledge of our products and services so that our branches become sources of deposit generation. We also believe that the implementation of our strategy to increase relationship-based commercial and industrial and consumer lending and to establish additional product delivery channels and technological services such as electronic and mobile banking applications will serve to increase our core deposits. Finally, we have developed deposit products that target municipalities and public funds. An increase in transaction deposits and relationship banking will decrease our dependence on certificates of deposit, reduce our interest rate sensitivity, generate fee income to fund our operations, and allow us to continue to utilize FHLB-Indianapolis advances primarily for asset/liability management purposes rather than to fund our operations.
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
We intend to continue to pursue our business strategy, subject to changes necessitated by future market conditions, regulatory restrictions and other factors. We have adopted a strategic plan to achieve profitability by leveraging the capital raised in our stock offering to increase our earnings base, especially the size of our loan portfolio. Our strategic plan assumed that, beginning in 2014, we will not incur the same level of charge-offs, provisions for loan losses, write downs on real estate owned and losses on sales of real estate owned or expenses related to problem assets as we have in recent periods. However, the conversion had a short-term adverse impact on our operating results, due to additional costs related to becoming a public company and increased compensation expenses associated with our employee stock ownership. In addition, growth of earning assets is essential to our future profitability, and we expect to incur expenses related to the implementation of our growth plan, including hiring initiatives and the development and marketing of new products and services. Accordingly, even if we successfully implement our strategic plan, we do not anticipate a return to profitability until 2015. We may not be able to successfully implement our strategic plan, and therefore may not return to profitability in the timeframe that we expect or at all.
Anticipated Increase in Interest Expense
We funded the assumption of deposits by the purchaser of our Decatur office with cash on hand and approximately $10.0 million of advances from the FHLB-Indianapolis. We expect that our interest expenses will increase by approximately $111,000 per year, but will be offset by a decrease of approximately $68,000 per year in interest expense on deposits assumed by the purchaser.
Anticipated Decrease in Deposit Base
In connection with the sale of the Decatur office, our deposits decreased by approximately $13.3 million, including $8.4 million of core deposits and $4.9 million of certificates of deposit. We retained all loans associated with the Decatur office.
Anticipated Increase in Noninterest Expense
Our noninterest expense is expected to increase because of the increased costs associated with operating as a public company, and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans, if approved by our stockholders. Finally, we expect that we will add additional lending staff, which will increase our compensation costs.
These costs are expected to be offset by reductions in expenses of approximately $260,000 per year related to our Decatur office, which we sold on January 24, 2014; expenses of approximately $50,000 per year related to the lease of our Buchanan office, which we sold and now lease from the buyer.
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
Fair Value Measurements.   The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Bank estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 13 of the Financial Statements — “Disclosures About Fair Value of Assets and Liabilities.”
Comparison of Financial Condition at December 31, 2014 and December 31, 2013
Total Assets.   Total assets increased by $1.2 million, or 1.0%, to $122.3 million at December 31, 2014 from $121.2 million at December 31, 2013. The increase was primarily the result of increases in loans of $3.4 million and cash and cash equivalents of  $3.1 million, offset by decreases in available for sale securities of  $2.9 million, other real estate of  $702,000 and premises and equipment of  $561,000.
Net Loans.   Net loans increased by $3.4 million, or 3.9%, to $89.5 million at December 31, 2014 from $86.1 million at December 31, 2013. During the year ended December 31, 2014 we originated $15.3 million of one- to four-family residential real estate loans, and sold $6.9 million in the secondary market. During the year ended December 31, 2014, one- to four-family residential real estate loans increased $1.7 million or 4.0%, to $45.4 million at December 31, 2014 from $43.6 million at December 31, 2013, commercial real estate loans increased $3.2 million, or 13.0%, to $27.9 million from $24.7 million; construction and land loans decreased $95,000, or 5.9%, to $1.5 million from $1.6 million; and consumer loans, including home equity loans and lines of credit, decreased $1.4 million, or 12.4%, to $10.2 million from $11.7 million. Decreases in loan balances reflect repayments in excess of originations and loan sales.
Investment Securities.   Investment securities available for sale decreased $2.9 million, or 18.4%, to $12.7 million at December 31, 2014 from $15.6 million at December 31, 2013. Mortgage-backed securities including collateralized mortgage obligations, decreased $1.4 million, or 24.0%, to $4.4 million at December 31, 2014 from $5.8 million at December 31, 2013, and municipal securities increased $23,000, or 1.0%, to $3.4 million at December 31, 2014 from $3.3 million at December 31, 2013. U.S. government and federal agency securities decreased $1.5 million, or 23.3%, to $4.9 million at December 31, 2014 from $6.4 million at December 31, 2013. We did not purchase or sell any securities during 2014. The yield on our investment securities increased to 1.39% at December 31, 2014 from 1.36% at December 31, 2013 as a result of the pay downs and increased yields on securities during the period. Net unrealized losses on securities recognized in accumulated other comprehensive loss decreased $118,000 to an unrealized loss of  $17,000 at December 31, 2014 compared to a unrealized loss of  $135,000 at December 31, 2013, reflecting changes in interest rates during the period. At December 31, 2014, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, municipal securities, and U.S. government and agency securities with a focus on suitable government-sponsored securities to augment risk-based capital.
Real Estate Owned and Other Repossessed Assets.   Real estate owned held for sale decreased $702,000, or 60.4% to $467,000 at December 31, 2014 from $1.2 million at December 31, 2013, as we sold $1.1 million of foreclosed properties and foreclosed on $387,000 of non-performing loans, recorded $5,000 valuation adjustments and $2,000 in net gains on sales. At December 31, 2014 our real estate owned included two commercial real estate properties, the largest of which was a commercial property with a carrying value of $207,000.
Deposits.   Deposits decreased by $9.6 million, or 8.9%, to $98.5 million at December 31, 2014 from $108.1 million at December 31, 2013. Our core deposits increased $1.3 million, or 1.9%, to $71.6 million at December 31, 2014 from $70.3 million at December 31, 2013. Certificates of deposit decreased $10.9 million, or 28.9%, to $26.9 million at December 31, 2014 from $37.8 million at December 31, 2013. The decreases resulted primarily from management’s efforts to reduce our balance sheet in order to improve capital ratios and reduce interest expenses. The sale of our Decatur office, on January 24, 2014, resulted in a decrease of approximately $13.3 million in deposits, including $8.4 million in core deposits and $4.9 million in certificates of deposit.
Federal Home Loan Bank Advances.   Federal Home Loan Bank advances increased $10.0 million, or 100%, to $10.0 million at December 31, 2014 from $0 at December 31, 2013. We incurred $10.0 million in additional Federal Home Loan Bank advances in January, 2014 in order to fund the sale of our Decatur office.
Stock Conversion Proceeds Held in Escrow and Other Liabilities.   Stock conversion proceeds held in escrow were $3.1 million on December 31, 2013. The Bank was accepting stock subscriptions over year end with the stock conversion occurring on January 16, 2014. Other liabilities which includes interest and accounts payable, customer escrow balances and accruals for items such as employee pension and insurance premiums were $548,000 on December 31, 2014 and $690,000 on December 31, 2013, a decrease of $142,000, or 20.6%.
Total Equity.   Total equity increased $4.0 million, or 43.0%, to $13.3 million at December 31, 2014 from $9.3 million at December 31, 2013. The increase resulted from proceeds received from the stock conversion that was completed on January 16, 2014.
Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013
General.   Net loss for the year ended December 31, 2014 was $816,000, compared to net loss of  $1.6 million for the year ended December 31, 2013. The decrease in net loss was primarily due to decreases in provision for loan losses, losses on real estate owned, professional fees and other expenses related to real estate owned, offset by an increase in income related to mortgage banking activities.
Interest and Dividend Income.   Total interest and dividend income decreased $195,000, or 4.5%, to $4.1 million for the year ended December 31, 2014 from $4.3 million for the year ended December 31, 2013. The decrease was primarily the result of a $154,000 decrease in interest and fee income on loans receivable and an $18,000 decrease in interest on investment securities. The average balance of loans during the year ended December 31, 2014 increased $2.7 million to $ 88.7 million for the year ended December 31, 2014 from $85.9 million for the year ended December 31, 2013, while the average yield on loans decreased by 31 basis points to 4.37% for the year ended December 31, 2014 from 4.68% for the year ended December 31, 2013. The decrease in yield on loans was due to the declining interest rate environment, our conversion of certain higher-yield, higher-risk loans to lower-yielding, lower risk loans, and an increase in payoffs of higher interest rate loans as customers refinanced loans at lower rates. The average balance of investment securities decreased $2.3 million to $14.0 million for the year ended December 31, 2014 from $16.3 million for the year ended December 31, 2013, and the yield on investment securities increased by 3 basis points to 1.39% for the year ended December 31, 2014 from 1.36% for the year ended December 31, 2013. The slight increase in average yield on securities was due to the pay downs of lower yielding securities, as well as our decision to manage liquidity by investing in shorter-term securities, which generally bear interest at a lower rate than longer-term securities.
Interest Expense.   Total interest expense decreased $65,000, or 11.7%, to $493,000 for the year ended December 31, 2014 from $558,000 for the year ended December 31, 2013. Interest expense on deposit accounts decreased $163,000, or 29.6%, to $386,000 for the year ended December 31, 2014 from $549,000 for the year ended December 31, 2013. The decrease was primarily due to a decrease of 11 basis points in average cost of interest-bearing deposits to 0.46% for the year ended December 31, 2014 from 0.57% during the year ended December 31, 2013, reflecting the declining interest rate environment, and a decrease of $13.4 million, or 13.9%, in the average balance of interest-bearing deposits to $83.4 million for the year ended December 31, 2014 from $96.8 million for the year ended December 31, 2013.
Interest expense on Federal Home Loan Bank of Indianapolis advances increased $98,000, or 1,102.7%, to $106,000 for the year ended December 31, 2014 from $9,000 for the year ended December 31, 2013. The average balance of advances increased by $7.7 million to $9.6 million for the year ended December 31, 2014 from $1.9 million for the year ended December 31, 2013, as we borrowed funds to complete the sale of the Decatur branch, and the costs increased 63 basis points to 1.11% for the year ended December 31, 2014 from 0.48% for the year ended December 31, 2013.
Net Interest Income.   Net interest income decreased $130,000, or 3.4%, to $3.6 million for the year ended December 31, 2014 from $3.8 million for the year ended December 31, 2013. The decrease resulted primarily from a decrease of  $195,000 in interest income offset by a decrease of  $65,000 in interest expense. Our average net interest-earning assets increased to $19.1 million for the year ended December 31, 2014 from $14.7 million for the year ended December 31, 2013, and our net interest rate spread decreased to 3.17% for the year ended December 31, 2014 from 3.26% for the year ended December 31, 2013. Our net interest margin also decreased to 3.26% for the year ended December 31, 2014 from 3.33% for the year ended December 31, 2013. The decrease in our interest rate spread and net interest margin reflected primarily the more rapid repricing of our interest-bearing liabilities in a decreasing interest rate environment compared to our interest-earning assets. An increase in interest rates and a decline in refinancing activity in future periods may materially decrease our income from mortgage banking activities.
Provision for Loan Losses.   Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of  $0 for the year ended December 31, 2014, compared to a provision of  $640,000 for the year ended December 31, 2013. The decrease in the provision for loan losses for the year ended December 31, 2014 was largely the result of management’s estimates regarding losses that were both probable and reasonable to estimate. There are two primary reasons for the $0 provision. First, classified assets at December 31, 2014 were $1.7 million less compared to December 31, 2013. Second, we experienced net recoveries of  $14,000 in 2014 compared to net charge-offs of  $1.1 million in 2013. The allowance for loan losses was $1.1 million or 1.19% of total loans at December 31, 2014, compared to $1.1 million or 1.22% of total loans at December 31, 2013. Total nonperforming loans were $2.9 million at December 31, 2014 compared to $2.7 million at December 31, 2013. As a percentage of nonperforming loans, the allowance for loan losses was 37.1% at December 31, 2014 compared to 38.6% at December 31, 2013. At December 31, 2014 and 2013, $1.5 million of nonperforming loans were contractually current.
Non-Interest Income.   Non-interest income decreased $298,000, or 28.3% to $756,000 for the year ended December 31, 2014 from $1.1 million for the year ended December 31, 2013. The decrease was primarily related to a decrease of  $155,000 in income related to mortgage banking activities, primarily resulting from a decrease in one- to four-family mortgage loan origination and sold, and a decrease in service charge on deposits of  $119,000 which is partially related to the deposit accounts sold with the Decatur branch.

Non-Interest Expense.   Non-interest expenses decreased $586,000, or 10.1%, to $5.2 million for the year ended December 31, 2014 from $5.8 million for the year ended December 31, 2013. The decrease primarily reflected a decrease of  $385,000 in expenses related to real estate owned, a decrease of  $176,000 in data processing, and a decrease in other expenses of  $98,000 which was offset by an increase of  $102,000 in salaries and employee benefits.
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
	For the Year Ended December 31,
	2014			2013
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$88,650	$3,870	4.37%	$85,947	$4,024	4.68%
Investment securities	13,977	194	1.39	16,263	221	1.36
Other interest-earning assets(1)	9,347	76	0.81	11,073	90	0.81
Total interest-earning assets	111,974	4,140	3.70	113,283	4,335	3.83
Noninterest-earning assets	7,281			9,166
Allowance for loan losses	(1,097)			(1,267)
Total assets	$118,158			$121,182
Interest-earning liabilities:
Demand deposits	$17,571	40	0.23%	$17,515	28	0.16%
Money market accounts	22,858	66	0.29	25,579	74	0.29
Savings accounts	13,840	27	0.20	13,492	18	0.13
Certificates of deposit	29,091	253	0.87	40,187	429	1.07
Total deposits	83,360	386	0.46	96,773	549	0.57
FHLB-Indianapolis advances	9,564	106	1.11	1,857	9	0.48
Total interest-bearing liabilities	92,924	492	0.53	98,630	558	0.57
Noninterest-bearing demand deposits	12,525			10,966
Other noninterest-bearing liabilities	944			970
Total liabilities	106,393			110,566
Equity	11,765			10,616
Total liabilities and equity	$118,158			$121,182
Net interest income		$3,648			$3,777
Net interest spread(2)			3.17%			3.26%
Net interest-earning assets(3)	$19,050			$14,653
Net interest margin(4)			3.26%			3.33%
Average interest-earning assets to interest-bearing liabilities			120.50%			114.86%

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
	For the Years Ended December 31, 2014 vs. 2013			For the Years December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$124	$(278)	$(154)	$(718)	$(255)	$(973)
Investment securities	(32)	5	(27)	28	(57)	(29)
Other interest-earning assets	(14)	—	(14)	49	(30)	19
Total interest-earning assets	78	(273)	(195)	(641)	(342)	(983)
Interest-bearing liabilities:
Demand deposit accounts	—	12	12	4	2	6
Money market accounts	(8)	—	(8)	2	(8)	(6)
Savings accounts	1	8	9	—	(3)	(3)
Certificates of deposit	(106)	(70)	(176)	(67)	(118)	(185)
Total deposits	(113)	(50)	(163)	(61)	(127)	(188)
FHLB of Indianapolis advances	74	23	97	(88)	(104)	(192)
Total interest-bearing liabilities	(39)	(27)	(66)	(149)	(231)	(380)
Change in net interest income	$117	$(246)	$(129)	$(492)	$(111)	$(603)

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

•
reducing our dependence on the acquisition of certificate of deposits to support lending and investment activity;

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
Rate Shift(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$3,825	5.9%
+300	3,799	5.2%
+200	3,772	4.4%
+100	3,693	2.3%
Level	3,612	—
-100	3,521	-2.5%

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
The table below sets forth, as of December 31, 2014, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Edgewater Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.
At December 31, 2014
		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets(3)
Changes in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Basis Points
(Dollars in thousands)
+300	$12,675	$(928)	(6.8)%	10.72%	(0.34)
+200	13,009	(594)	(4.4)	10.86	(0.20)
+100	13,323	(280)	(2.1)	10.98	(0.08)
Level	13,604	—	—	11.06	—
-100	14,156	552	4.1	11.40	0.34

(1)
Assumes instantaneous parallel changes in interest rates.

(2)
EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)
EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at December 31, 2014, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 4.1% increase in net portfolio value. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 2.1% decrease in net portfolio value.
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
Liquidity and Capital Resources
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities. We also have the ability to borrow from the FHLB-Indianapolis. At December 31, 2014, we had the capacity to borrow approximately $13.5 million from the FHLB-Indianapolis and an additional $2 million on a line of credit with the FHLB-Indianapolis with an additional $2 million line of credit with United Bankers Bank. We drew $10.0 million in January 2014 to fund the sale of the Decatur office however; historically we do not use Federal Home Loan Bank advances to fund our operations, and at December 31, 2014 and December 31, 2013, we had $10.0 million and $0, respectively, outstanding in advances from the FHLB-Indianapolis.
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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used) in operating activities was ($267,000) and ($168,000) for the years ended December 31, 2014 and December 31, 2013, respectively. Net cash (used) provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities and sale of the Decatur branch, was ($12.7 million) and $1.7 million for the years ended December 31, 2014 and December 31, 2013, respectively. During the years ended December 31, 2014 and December 31, 2013, we purchased $0 and $4.9 million, respectively and sold no securities in 2014 and 2013, in securities held as available-for-sale. We sold the Decatur branch using $13.3 million to fund the deposit and facility sale. Net cash (used in) financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, and escrow deposits for the stock conversion was ($16.1 million) and ($261,000) for the years ended December 31, 2014 and December 31, 2013, respectively, resulting from our strategy of managing growth to preserve capital ratios and reduce expenses.
We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2014, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of  $12.3 million, or 10.03% of adjusted total assets, which is above the required level of  $6.1 million, or 5.00%; and total risk-based capital of  $13.2 million, or 17.87% of risk-weighted assets, which is above the required level of  $7.4 million, or 10.00%. At December 31, 2013, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of  $9.4 million, or 7.75% of adjusted total assets, which is above the required level of  $6.1 million, or 5.00%; and total risk-based capital of  $10.4 million, or 13.54% of risk-weighted assets, which is above the required level of  $7.7 million, or 10.00%. Accordingly, Edgewater Bank was categorized as well capitalized at December 31, 2014 and December 31, 2013. Management is not aware of any conditions or events since the most recent notification that would change our category.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments.    As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2014, we had outstanding commitments to originate loans of  $8.6 million, unused lines of credit totaling $11.4 million, and stand-by letters of credit of  $10,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2014 totaled $14.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.
Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.
Recent Accounting Pronouncements
Please refer to Note 1 to the Financial Statements for the years ended December 31, 2014 and 2013 beginning on page F-1 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.
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
ITEM 8.
Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm, are presented in this Annual Report on Form 10-K beginning at page F-1 and are incorporated here by reference.
ITEM 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.
Controls and Procedures

(a) Disclosure Controls and Procedures.   An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
(b) Internal Control Over Financial Reporting.
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). There are inherent limitations in the effectiveness of any system of internal control. Accordingly, even an effective system of internal control can provide only reasonable assurance with respect to financial statement preparation.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
(c) Management’s Report on Internal Control Over Financial Reporting
March 30, 2015
REPORT BY EDGEWATER BANCORP, INC.’s MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control. Accordingly, even an effective system of internal control can provide only reasonable assurance with respect to financial statement preparation.
Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2014, Edgewater Bancorp, Inc. maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.
Edgewater Bancorp, Inc.
By:	/s/ Richard E. Dyer Richard E. Dyer President and Chief Executive Officer
By:	/s/ Coleen S. Frens-Rossman Coleen S. Frens-Rossman Senior Vice President and Chief Financial Officer
ITEM 9B.
Other Information

None.

PART III
ITEM 10.
Directors, Executive Officers and Corporate Governance

The information presented under the caption “Proposal I — Election of Directors”, in our definitive Proxy Statement for our May 14, 2015 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission, is incorporated here by reference. “Proposal I — Election of Directors” includes information about our audit committee and audit committee financial expert and about Section 16(a) beneficial ownership reporting compliance.
Executive Officers of Edgewater Bancorp and Edgewater Bank
The following table sets forth information regarding the executive officers of Edgewater Bancorp and Edgewater Bank. Age information is as of December 31, 2014. The executive officers of Edgewater Bancorp, our code of ethics and Edgewater Bank are elected annually.
Name	Age	Position
Richard E. Dyer	56	President and Chief Executive Officer
Coleen S. Frens-Rossman	54	Senior Vice President and Chief Financial Officer
Maria Kibler(1)	54	Vice President and Senior Retail Officer
Cheryl Moeslein(2)	54	Vice President and Secretary

(1)
Not an officer of Edgewater Bancorp, Inc.

(2)
Ms. Moeslein serves as Vice President of Administrative Services and Secretary at Edgewater Bank.

ITEM 11.
Executive Compensation

The information presented under the captions “Executive Officer Compensation”, “Director Compensation” and “Director Fees” in the Proxy Statement is incorporated here by reference.
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.
The information presented under the caption “Voting Securities and Principal Holders” in the Proxy Statement is incorporated here by reference.
(c) Change in Control.   Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.
(d) Equity Compensation Plans.
We do not have any compensation plans under which equity securities are authorized for issuance.
ITEM 13.
Certain Relationships and Related Transactions and Director Independence

The information presented under the captions “Transactions With Certain Related Persons” and “Board and Committee Independence” in the Proxy Statement is incorporated here by reference.
ITEM 14.
Principal Accountant Fees and Services

The information presented under the caption “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated here by reference.

PART IV
ITEM 15.
Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
The documents filed as a part of this Form 10-K are:
(A) Report of Independent Registered Public Accounting Firm;
(B) Consolidated Balance Sheets — December 31, 2014 and 2013;
(C) Consolidated Statements of Operations — years ended December 31, 2014 and 2013;
(D) Consolidated Statements of Comprehensive Loss — years ended December 31, 2014 and 2013;
(E) Consolidated Statements of Change in Equity — years ended December 31, 2014 and 2013;
(F) Consolidated Statements of Cash Flows — years ended December 31, 2014 and 2013;
(G) Notes to Consolidated Financial Statements.
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(b) Exhibits
3.1	Articles of Incorporation of Edgewater Bancorp, Inc.*
3.2	Bylaws of Edgewater Bancorp, Inc.*
4	Form of Common Stock Certificate of Edgewater Bancorp, Inc.*
10.1	Employee Stock Ownership Plan*†
10.2	Employment Agreement between Edgewater Bank and Richard E. Dyer*†
10.3	Employment Agreement between Edgewater Bank and Coleen S. Frens-Rossman*†
21	Subsidiaries*
23	Consent of BKD, LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements**
(c) Financial Statement Schedules. All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

*
Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-191125), initially filed September 12, 2013.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

†
Management contract or compensatory agreement or arrangement.

Edgewater Bancorp, Inc.
Report of Independent Registered Public Accounting Firm
and Consolidated Financial Statements
December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Edgewater Bancorp, Inc.
St. Joseph, Michigan
We have audited the accompanying consolidated balance sheets of Edgewater Bancorp, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edgewater Bancorp, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP
Fort Wayne, Indiana
March 30, 2015

Edgewater Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2014 and 2013
	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$763,968	$683,930
Interest-earning demand accounts	12,680,629	9,638,146
Cash and cash equivalents	13,444,597	10,322,076
Available-for-sale securities	12,718,065	15,593,540
Federal Home Loan Bank (FHLB) stock	1,078,900	1,408,200
Loans held for sale	48,300	—
Loans receivable, net of allowance for losses of $1,075,351 and $1,061,141, respectively	89,479,525	86,092,038
Premises and equipment, net	3,912,291	4,473,690
Other real estate, net	467,000	1,168,796
Interest receivable	302,777	312,615
Mortgage servicing right	432,105	513,170
Other assets	460,562	1,242,327
Total assets	$122,344,122	$121,126,452
Liabilities and Equity
Liabilities
Deposits
Noninterest bearing	$11,730,674	$12,188,446
Interest-bearing	86,762,438	95,882,580
	98,493,112	108,071,026
Federal Home Loan Bank advances	10,000,000	—
Stock conversion proceeds in escrow	—	3,076,038
Accrued and other liabilities	547,550	690,457
Total liabilities	109,040,662	111,837,521
Commitments and contingencies
Temporary Equity
ESOP shares subject to mandatory redemption	22,193	—
Equity
Common Stock-shares authorized 7,000,000: shares issued and outstanding 667,898 at $.01 par value	6,679	—
Paid-in-capital	4,683,434	—
Retained earnings	8,607,914	9,424,187
Accumulated other comprehensive loss	(16,760)	(135,256)
Total equity	13,281,267	9,288,931
Total liabilities and equity	$122,344,122	$121,126,452

Edgewater Bancorp, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2014 and 2013
	December 31,
	2014	2013
Interest Income
Loans, including fees	$3,869,586	$4,023,681
Debt securities
Taxable	146,015	178,195
Tax-exempt	48,688	42,734
Federal Home Loan Bank stock	59,019	51,253
Other	17,231	39,388
Total interest income	4,140,539	4,335,251
Interest Expense
Deposits	386,137	548,700
Federal Home Loan Bank advances	106,463	8,852
Total interest expense	492,600	557,552
Net interest income	3,647,939	3,777,699
Provision for loan losses	—	640,000
Net Interest Income After Provision for Loan Losses	3,647,939	3,137,699
Other Income
Service charges, deposits	382,506	501,808
Mortgage banking activities	253,258	408,218
Other	120,680	144,294
Total other income	756,444	1,054,320
Other Expense
Salaries and employee benefits	2,523,934	2,422,275
Occupancy and equipment	827,111	840,298
Data processing	526,768	703,059
(Gain) Loss on sale of other real estate, net	(2,266)	233,250
Interchange	79,571	71,173
Advertising	90,520	80,228
FDIC insurance premiums	151,301	168,256
Other real estate	82,223	231,276
Professional fees	576,232	592,182
Insurance	76,371	77,626
Other	288,891	386,775
Total other expense	5,220,656	5,806,398
Loss Before Income Taxes	(816,273)	(1,614,379)
Provision for Income Taxes	—	—
Net Loss	$(816,273)	$(1,614,379)
Basic and Diluted Loss Per Share	$(1.38)	N/A

Edgewater Bancorp, Inc.
Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2014 and 2013
	2014	2013
Net Loss	$(816,273)	$(1,614,379)
Other Comprehensive Income (Loss)
Net change in unrealized gains (losses) on investment securities available for sale	118,496	(372,045)
Less: reclassification adjustment for realized gains (losses) included in net loss	—	—
Other comprehensive income (loss) before income tax	118,496	(372,045)
Tax expense (benefit), net of deferred tax asset valuation impact of ($40,289) and $126,495, respectively	—	—
Comprehensive Loss	$(697,777)	$(1,986,424)

Edgewater Bancorp, Inc.
Consolidated Statements of Changes in Equity
Years Ended December 31, 2014 and 2013
	Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013	—	$—	$—	$11,038,566	$236,789	$11,275,355
Net loss	—	—	—	(1,614,379)	—	(1,614,379)
Other comprehensive loss	—	—	—	—	(372,045)	(372,045)
Balance at December 31, 2013	—	—	—	9,424,187	(135,256)	9,288,931
Issuance of common stock, net of offering costs	667,898	6,679	4,683,434	—	—	4,690,113
Net loss	—	—	—	(816,273)	—	(816,273)
Other comprehensive income	—	—	—	—	118,496	118,496
Balance at December 31, 2014	667,898	$6,679	$4,683,434	$8,607,914	$(16,760)	$13,281,267

Edgewater Bancorp, Inc.
Consolidated Statement of Cash Flows
Years Ended December 31, 2014 and 2013
	2014	2013
Operating Activities
Net loss	$(816,273)	$(1,614,379)
Items not requiring (providing) cash
Depreciation and amortization	466,839	509,332
Provision for loan losses	—	640,000
Amortization of premiums on available-for-sale securities	116,047	158,297
ESOP shares earned	22,193	—
Change in fair value of mortgage servicing rights	33,978	82,484
(Gain) Loss on sale of other real estate	(2,266)	233,250
Net realized gains on sales of available-for-sale securities	—	—
Amortization of mortgage servicing rights	106,819	92,255
Loans originated for sale	(6,887,612)	(15,790,320)
Proceeds from loans sold	6,921,030	16,585,736
Gain on sale of loans	(141,450)	(249,435)
Loss on sale of premises and equipment	18,631	5,588
Change in
Interest receivable and other assets	37,639	(789,564)
Interest payable and other liabilities	(142,906)	(31,446)
Net cash used in operating activities	(267,331)	(168,202)
Investing Activities
Purchases of available-for-sale securities	—	(4,894,274)
Proceeds from calls and maturities of available-for-sale securities	2,877,924	3,325,737
Proceeds sale of FHLB Stock	329,300	—
Net change in loans	(3,774,831)	1,038,114
Proceeds from sale of other real estate	1,091,406	2,515,988
Payment for sale of branch, net	(13,327,513)	—
Proceeds from sale of premises and equipment	220,823	204,412
Purchases of premises and equipment	(144,894)	(461,518)
Net cash provided by (used in) investing activities	(12,727,785)	1,728,459
Financing Activities
Net change in deposits	3,749,599	1,662,985
Proceeds from stock conversion escrow	2,368,038	3,076,038
Proceeds from Federal Home Loan Bank advances	11,000,000	—
Repayment of Federal Home Loan Bank advances	(1,000,000)	(5,000,000)
Net cash provided by (used in) financing activities	16,117,637	(260,977)
Net Increase in Cash and Cash Equivalents	3,122,521	1,299,280
Cash and Cash Equivalents, Beginning of Period	10,322,076	9,022,796
Cash and Cash Equivalents, End of Period	$13,444,597	$10,322,076
Additional Cash Flows Information:
Interest paid	$487,376	$557,553
Loans transferred to other real estate	387,344	726,897
Capitalization of mortgage serving rights	59,732	137,019
Deferred gain on sale/leaseback transaction	—	66,119

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
On January 16, 2014, in accordance with a Plan of Conversion and Reorganization, the Bank completed a mutual-to-stock conversion pursuant to which the Bank became the wholly owned subsidiary of Edgewater Bancorp, Inc. (the “Company”), a Maryland stock holding corporation. In connection with the Conversion, the Company sold 667,898 shares of common stock, at an offering price of  $10 per share. The Company’s stock began being quoted on the OTC Bulletin Board on January 17, 2014 under the symbol “EGDW,” and is currently quoted on the OTCQB operated by OTC Markets Group, Inc. under the symbol “EGDW.”
The net proceeds from the stock offering, net of offering costs of approximately $1,455,000, amounted to approximately $4,690,000.
Also, in connection with the Conversion, the Bank established an employee stock ownership plan (the “ESOP”), which purchased 53,431 shares of the Company’s common stock at a price of  $10 per share.
In accordance with the OCC regulations, at the time of the Conversion of the mutual bank to a stock holding company, the Company was required to substantially restrict retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account. The liquidations account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holders’ interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount. All information as of and for the periods ended December 31, 2013 is Bank only pre-conversion data.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and fair values of financial instruments.
Cash and Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2014 and 2013, the Company had no cash equivalents.

At December 31, 2014, none of the Company’s cash accounts at nonfederal government or governmental related entities exceeded federally insured limits, which is $250,000 per covered institution.
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
The estimated useful lives for premises and equipment are as follows:
Buildings	39 years
Building and land improvements	10 years
Furniture, fixtures and equipment	3 – 7 years
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
Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. Changes in valuation allowances, if any, are reported with mortgage banking activities on the statements of operations. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.
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
Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely- than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2011.

The Company recognizes interest and penalties, if any, on income taxes as a component of income tax expense.
The Company files consolidated income tax returns with its subsidiary.
Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive income (loss), net of applicable loss taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities.
Note 2:
Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required was $486,000 and $502,000 at December 31, 2014 and 2013, respectively.
Note 3:
Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:
	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale securities:
U.S. Government and federal agency	$5,002,617	$3,230	$66,017	$4,939,830
State and political subdivisions	3,354,828	20,436	14,179	3,361,085
Mortgage-backed – Government-Sponsored Enterprise (GSE)-residential	3,357,163	32,790	5,951	3,384,002
Collateralized mortgage obligations – GSE	1,020,217	12,931	—	1,033,148
Total available-for-sale securities	$12,734,825	$69,387	$86,147	$12,718,065

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale securities:
U.S. Government and federal agency	$6,557,658	$9,682	$126,202	$6,441,138
State and political subdivisions	3,359,021	18,008	39,304	3,337,725
Mortgage-backed – Government Sponsored Enterprise (GSE)-residential	4,224,511	36,873	30,254	4,231,130
Collateralized mortgage obligations – GSE	1,587,606	9,908	13,967	1,583,547
Total available-for-sale securities	$15,728,796	$74,471	$209,727	$15,593,540

The amortized cost and fair value of available-for-sale securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Amortized Cost	Fair Value
Within one year	$795,000	$795,723
After one through five years	7,562,445	7,505,192
	8,357,445	8,300,915
Mortgage-backed – GSE residential	3,357,163	3,384,002
Collateralized debt obligations	1,020,217	1,033,148
	$12,734,825	$12,718,065

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $345,931 and $459,263 at December 31, 2014 and 2013, respectively.
For the years ended December 31, 2014 and December 31 2013, there were no sales of securities available for sale.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2014 and 2013, was $6,066,781 and $10,024,662, which is approximately 48% and 64%, respectively, of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates since the securities were purchased.
Management believes the declines in fair value for these securities are temporary.
The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:
	2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Government and federal agency	$—	$—	$3,492,139	$66,017	$3,492,139	$66,017
State and political subdivisions	804,572	2,604	488,425	11,575	1,292,997	14,179
Mortgage-backed – GSE residential residential	1,281,645	5,951	—	—	1,281,645	5,951
	$2,086,217	$8,555	$3,980,564	$77,592	$6,066,781	$86,147

	2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Government and federal agency	$4,423,805	$126,202			$4,423,805	$126,202
State and political subdivisions	2,015,891	39,304			2,015,891	39,304
Mortgage-backed – GSE-residential	2,948,777	30,254			2,948,777	30,254
Collateralized debt obligations	636,189	13,967			636,189	13,967
	$10,024,662	$209,727	$—	$—	$10,024,662	$209,727

The unrealized losses on the Company’s investments in direct obligations of U.S. Government and federal agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.
Note 4:
Loans and Allowance for Loan Losses

Classes of loans at December 31, 2014 and 2013, include:
	2014	2013
Real estate loans:
Residential 1 – 4 family	$45,353,599	$43,612,578
Commercial Real Estate	27,908,662	24,705,387
Construction and land development	1,523,281	1,618,445
Total real estate	74,785,542	69,936,410
Commercial and industrial	5,536,805	5,524,011
Consumer loans:
Home equity loans and lines of credit	9,331,608	10,984,782
Other consumer loans	883,864	672,560
Total consumer	10,215,472	11,657,342
Total loans	90,537,819	87,117,763
Less other items:
Net deferred loan costs	(17,057)	(35,416)
Allowance for loan losses	1,075,351	1,061,141
Total loans, net	$89,479,525	$86,092,038

Risk characteristics applicable to each segment of the loan portfolio are described as follows.
Residential 1 – 4 Family, Home Equity Loans and Lines of Credit and Other Consumer: The residential 1 – 4 family real estate loans are generally secured by owner-occupied 1 – 4 family residences. Home equity loans and lines of credit are typically secured by a subordinate interest in 1 – 4 family residences and consumer loans are secured by consumer assets such as automobiles and other personal property. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
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
The following tables present by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2014 and 2013, and the recorded investment in loans and impairment method as of December 31, 2014 and 2013:
	2014
	Residential 1 – 4 Family	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses
Balance, beginning of period	$188,325	$587,331	$138,268	$147,217	$1,061,141
Provision (credit) for loan losses	58,217	(174,664)	110,120	6,327	—
Loans charged to the allowance	(27,134)	—	—	(73,220)	(100,354)
Recoveries of loans previously charged off	3,210	90,954	—	20,400	114,564
Balance, end of year	$222,618	$503,621	$248,388	$100,724	$1,075,351
Ending balance: individually evaluated for impairment	$16,325	$644	$—	$533	$17,502
Ending balance: collectively evaluated for impairment	$206,293	$502,977	$248,388	$100,191	$1,057,849
Loans:
Ending balance	$45,353,599	$29,431,943	$5,536,805	$10,215,472	$90,537,819
Ending balance individually evaluated for impairment	$2,727,712	$1,356,103	$—	$152,879	$4,236,694
Ending balance collectively evaluated for impairment	$42,625,887	$28,075,840	$5,536,805	$10,062,593	$86,301,125

	2013
	Residential 1 – 4 Family	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses
Balance, beginning of period	$243,867	$1,089,654	$32,663	$137,985	$1,504,169
Provision (credit) for loan losses	133,163	(19,670)	431,844	94,663	640,000
Loans charged to the allowance	(202,262)	(483,426)	(351,239)	(88,007)	(1,124,934)
Recoveries of loans previously charged off	13,557	773	25,000	2,576	41,906
Balance, end of year	$188,325	$587,331	$138,268	$147,217	$1,061,141
Ending balance: individually evaluated for impairment	$16,704	$3,447	$—	$2,328	$22,479
Ending balance: collectively evaluated for impairment	$171,621	$583,884	$138,268	$144,889	$1,038,662
Loans:
Ending balance	$43,612,578	$26,323,832	$5,524,011	$11,657,342	$87,117,763
Ending balance individually evaluated for impairment	$3,245,415	$1,777,437	$—	$237,558	$5,260,410
Ending balance collectively evaluated for impairment	$40,367,163	$24,546,395	$5,524,011	$11,419,784	$81,857,353

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
The following table presents the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity as of December 31, 2014 and 2013:
	2014
	Residential 1 – 4 Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Home Equity	Other Consumer	Total
Pass(1 – 4)	$44,618,696	$25,726,754	$1,344,107	$5,536,805	$9,321,255	$883,864	$87,431,481
Special Mention(5)	—	219,157	—	—	—	—	219,157
Substandard(6)	734,903	1,962,751	179,174	—	10,353	—	2,887,181
Doubtful(7)	—	—	—	—	—	—	—
Loss(8)	—	—	—	—	—	—	—
Total	$45,353,599	$27,908,662	$1,523,281	$5,536,805	$9,331,608	$883,864	$90,537,819

	2013
	Residential 1 – 4 Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Home Equity	Other Consumer	Total
Pass(1 – 4)	$42,899,910	$21,414,636	$1,341,806	$5,059,361	$10,828,478	$672,560	$82,216,751
Special Mention(5)	—	798,627	250,000	—	—	—	1,048,627
Substandard(6)	712,668	2,492,124	26,639	464,650	156,304	—	3,852,385
Doubtful(7)	—	—	—	—	—	—	—
Loss(8)	—	—	—	—	—	—	—
Total	$43,612,578	$24,705,387	$1,618,445	$5,524,011	$10,984,782	$672,560	$87,117,763

The Bank evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.
The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2014 and 2013:
	2014
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Total Loans > 90 Days & Accruing
Residential 1 – 4 family	$1,147,797	$557,817	$734,903	$2,440,517	$42,913,082	$45,353,599	$—
Commercial real estate	11,782	—	—	11,782	27,896,880	27,908,662	—
Construction and land	27,817	—	21,972	49,789	1,473,492	1,523,281	—
Commercial and industrial	—	—	—	—	5,536,805	5,536,805	—
Home equity	54,224	25,601	10,353	90,178	9,241,430	9,331,608	—
Other consumer	—	6,057	—	6,057	877,807	883,864	—
	$1,241,620	$589,475	$767,228	$2,598,323	$87,939,496	$90,537,819	$—

	2013
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Total Loans > 90 Days & Accruing
Residential 1 – 4 family	$529,097	$537,596	$1,583,953	$2,650,646	$40,961,932	$43,612,578	$—
Commercial real estate	16,862	—	—	16,862	24,688,525	24,705,387	—
Construction and land	26,639	—	32,418	59,057	1,559,388	1,618,445	—
Commercial and industrial	—	—	—	—	5,524,011	5,524,011	—
Home equity	156,304	51,663	54,136	262,103	10,722,679	10,984,782	—
Other consumer	—	9,144	1,565	10,709	661,851	672,560	—
	$728,902	$598,403	$1,672,072	$2,999,377	$84,118,386	$87,117,763	$—

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
The following table presents impaired loans and specific valuation allowance based on class level for the years ended December 31, 2014 and 2013:
	2014
	Residential 1 – 4 Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Home Equity	Total
Impaired loans without a specific allowance:
Recorded investment	$1,396,878	$1,003,575	$290,956	$—	$86,296	$2,777,705
Unpaid principal balance	1,475,218	1,121,615	304,827	—	92,277	2,993,937
Impaired loans with a specific allowance:
Recorded investment	1,330,834	11,782	49,790	—	66,583	1,458,989
Unpaid principal balance	1,373,484	12,700	56,120	—	69,627	1,511,931
Specific allowance	16,325	46	598	—	533	17,502
Total impaired loans:
Recorded investment	2,727,712	1,015,357	340,746	—	152,879	4,236,694
Unpaid principal balance	2,848,702	1,134,315	360,947	—	161,904	4,505,868
Specific allowance	16,325	46	598	—	533	17,502
	2013
	Residential 1 – 4 Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Home Equity	Total
Impaired loans without a specific allowance:
Recorded investment	$1,904,315	$1,063,947	$170,071		$—	$3,138,333
Unpaid principal balance	2,008,561	1,222,080	171,073		—	3,401,714
Impaired loans with a specific allowance:
Recorded investment	1,341,100	516,780	26,639	—	237,558	2,122,077
Unpaid principal balance	1,376,123	649,136	31,083	—	240,295	2,296,637
Specific allowance	16,704	3,447	—	—	2,328	22,479
Total impaired loans:
Recorded investment	3,245,415	1,580,727	196,710	—	237,558	5,260,410
Unpaid principal balance	3,384,684	1,871,216	202,156	—	240,295	5,698,351
Specific allowance	16,704	3,447	—	—	2,328	22,479

The following presents by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2014 and 2013:
	2014
	Residential 1 – 4 Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Home Equity	Total
Average recorded investment in impaired loans	$2,394,222	$1,078,123	$330,360	$—	$137,430	$3,940,135
Interest income recognized	38,882	16,369	5,945	—	303	61,499
Interest income recognized on a cash basis	38,748	16,369	5,945	—	303	61,435
	2013
	Residential 1 – 4 Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Home Equity	Total
Average recorded investment in impaired loans	$3,236,448	$3,027,818	$377,399	$482,422	$127,422	$7,251,509
Interest income recognized	107,053	21,949	—	—	1,033	130,035
Interest income recognized on a cash basis	103,188	21,314	—	—	1,033	125,535
The following table presents the Bank’s nonaccrual loans at December 31, 2014 and 2013. This table excludes performing troubled debt restructurings.
	2014	2013
Residential 1 – 4 family	$1,397,529	$1,237,062
Commercial real estate	729,032	841,612
Construction and land	49,789	26,639
Commercial and industrial	—	—
Home equity	76,937	207,967
Other consumer	—	—
	$2,253,287	$2,313,280

At December 31, 2014 and 2013, the Company had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
The following table presents information regarding troubled debt restructurings by class for the year ended December 31, 2014 and 2013.
Newly classified troubled debt restructurings:
	2014			2013
	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance
Residential 1 – 4 family	3	$418,350	$418,350	2	$317,908	$312,673
Commercial real estate	—	—	—	1	308,000	308,000
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
	3	$418,350	$418,350	3	$625,908	$620,673

The troubled debt restructurings described above increased the allowance for loan losses by $3,502 and $5,338 and resulted in charge offs of  $19,937 during the year ended December 31, 2014 and no charge offs during year ended December 31, 2013.
Newly restructured loans by type of modification:
2014
	Interest Only	Term	Combination	Total Modification
Residential 1 – 4 family	$93,832	$61,000	$263,518	$418,350
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—
	$93,832	$61,000	$263,518	$418,350

	2013
	Interest Only	Term	Combination	Total Modification
Residential 1 – 4 family	$—	$7,284	$310,624	$317,908
Commercial real estate	308,000	—	—	308,000
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—
	$308,000	$7,284	$310,624	$625,908

Troubled debt restructurings modified in the past 12 months that subsequently defaulted:
	2014		2013
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Residential 1 – 4 family	—	$—	—	$—
Commercial real estate	1	214,736	1	172,886
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Home equity	—	—	1	77,073
Other consumer	—	—	—	—
	1	$214,736	2	$249,959

As of December 31, 2014, borrowers with loans designated as TDRs and totaling $1,009,396 of residential 1 – 4 family loans, $286,325 of commercial real estate loans, $133,754 of construction and land development and $2,368 of home equity loans, met the criteria for placement on accrual status.
As of December 31, 2013, borrowers with loans designated as TDRs and totaling $2,014,058 of residential 1 – 4 family loans, $443,705 of commercial real estate loans, $23,885 of home equity loans, met the criteria for placement on accrual status.
This criteria is a minimum of six months of payment performance under existing or modified terms.

The Company has had, and may be expected to have in the future, lending transactions in the ordinary course of business with principal stockholder, directors, executive officer and their affiliates (related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and which do not represent more than the normal risk of collectability or present other unfavorable features.
Aggregate loan transaction with related parties for the year ended December 31, 2014 were as follows (loan transaction with related parties as of and for the year ended December 31, 2013, were not material):
2014
Balance, January 1,	$96,059
New loans and advances on lines	1,043,733
Repayments	(667,229)
Other, newly established related party	1,273,972
Balance, December 31,	$1,746,535
Balance available on lines of credit or loan commitments	558,191
None of these loans are past due, in nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. These were no loans to a related party that were considered classified at December 31, 2014.
Note 5:
Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:
	2014	2013
Land	$864,420	$947,901
Land improvements	322,809	351,504
Building and improvements	4,509,902	4,893,320
Furniture, fixtures and equipment	3,651,942	3,895,245
Total cost	9,349,073	10,087,970
Accumulated depreciation	(5,436,782)	(5,614,280)
Net premises and equipment	$3,912,291	$4,473,690

The Decatur branch sale was closed on January 24, 2014. Approximately $222,000 in net premises and equipment was included in the sale. These assets were considered to be held for sale at December 31, 2013, and were recorded at their estimated fair value. In adjusting the assets to fair value, the Company recorded an impairment loss of  $6,588 which is included in other noninterest expense in the accompanying consolidated statements of operations in 2013. Due to the immaterial amount, these assets have not been segregated on the consolidated balance sheets.
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
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others was $73,575,000 and $76,659,000 at December 31, 2014 and 2013, respectively.
The following summarizes the activity pertaining to mortgage servicing rights measured using the amortization method. There were no valuation allowance recorded or reversed during 2014 or 2013.
	2014	2013
Balance, beginning of year	$364,999	$320,235
Additions	59,732	137,019
Amortization	(106,819)	(92,255)
Balance, end of year	$317,912	$364,999
Fair value as of the beginning of the year	$543,975	$320,235
Fair value as of the end of year	526,647	543,975
The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2014 and 2013:
	2014	2013
Balance, beginning of year	$148,171	$230,655
Additions	—	—
Change in fair value adjusted through earnings	(33,978)	(82,484)
Balance, end of year	$114,193	$148,171

Note 7:
Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets (consisting of core deposit intangibles relating to a previous deposit purchase) at December 31, 2014 and 2013 were:
	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core Deposit Intangibles	$—	$—	$927,256	$927,256

Amortization expense for the year ended December 31, 2013 was $51,972.
Note 8:
Deposits

	2014	2013
Non-interest bearing demand deposits	$11,730,674	$12,188,447
Interest bearing deposits	24,528,025	17,605,503
Money market	20,350,496	27,108,422
Savings accounts	15,027,699	13,413,009
Certificates of deposit	26,856,218	37,755,645
Total deposits	$98,493,112	$108,071,026

Interest-bearing time deposits in denominations of  $100,000 or more were $7,664,166 at December 31, 2014, and $10,576,028 at December 31, 2013.
At December 31, 2014 and 2013, the Bank had deposits from executive officers, directors and their affiliates (related parties), of  $1,516,175 and $1,041,453, respectively. In management’s opinion, such deposits were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons.
At December 31, 2014, the scheduled maturities of time deposits are as follows:
2015	$14,500,593
2016	7,568,693
2017	3,086,220
2018	744,568
2019	815,218
Thereafter	140,927
Total	$26,856,218

Note 9:
Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $10,000,000 and $0 at December 31, 2014 and 2013, respectively. Federal Home Loan Bank advances and line of credit are secured by mortgage loans totaling approximately $35.3 million and $24.0 million at December 31, 2014 and 2013, respectively. Advances, at interest rates from .34 percent to 1.79 percent were subject to restrictions or penalties in the event of prepayment as of December 31, 2014. The Bank has a $2.0 million line of credit with the Federal Home Loan Bank and a $2.0 million federal funds line with United Bankers Bank, none of which was outstanding at December 31, 2014.
Scheduled maturities on advances are as follows:
2015	$2,000,000
2016	2,000,000
2017	2,000,000
2018	2,000,000
2019	2,000,000
Total	$10,000,000

Note 10:
Income Taxes

The provision (credit) for income taxes includes these components:
	2014	2013
Taxes currently payable	$—	$—
Deferred income taxes	—	—
Income tax expense (benefit)	$—	$—

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:
	2014	2013
Computed at the statutory rate (34%)	$(277,533)	$(548,887)
Increase (decrease) resulting from Tax exempt interest	—	(13,647)
Changes in the deferred tax asset valuation allowance	252,896	566,553
Other	24,637	(4,019)
Actual tax expense (benefit)	$—	$—

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:
	2014	2013
Deferred tax assets
Allowance for loan losses	$48,592	$369,790
Valuation of other real estate	1,729	19,333
Net operating loss carryforward	3,169,105	3,021,485
Charitable contribution carryforward	26,665	39,911
Unrealized loss on available-for-sale securities	5,698	45,987
Other	216,299	—
Total assets	3,468,088	3,496,506
Deferred tax liability
Depreciation	(197,153)	(265,295)
State tax	—	—
Unrealized gain on available-for-sale securities	—	—
Mortgage servicing rights	—	—
Deferred loan fees	(5,900)	(12,342)
FHLB stock dividends	(36,742)	(48,317)
Other	—	(88,387)
Total liabilities	(239,795)	(414,341)
Net deferred tax asset before valuation allowance	3,228,293	3,082,165
Valuation allowance
Beginning balance	(3,082,165)	(2,377,422)
Increase during the period	(146,128)	(704,743)
Ending balance	(3,228,293)	(3,082,165)
Net deferred tax asset (liability)	$—	$—

As of December 31, 2014, the Company has approximately $9.0 million of federal net operating loss carryforwards that begin expiring in 2029 and approximately $1.3 million of state net operating loss carryforwards that begin expiring in 2024.
Retained earnings at December 31, 2014 and 2013, include approximately $702,000 for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.
Note 11:
Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2014 and 2013, that the Company meets all capital adequacy requirements to which it is subject.
As of December 31, 2014, the most recent notification from Office of Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios are also presented in the following table.
	Actual		Minimum Amount Required for Adequate Capital(1)		Minimum Amount To Be Well Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital(1) (to risk-weighted assets)	$13,188	17.87%	$5,904	8.00%	$7,380	10.00%
Tier I capital(1) (to risk-weighted assets)	12,264	16.62	2,952	4.00	4,428	6.00
Tier I capital(1) (to average assets)	12,264	10.03	4,893	4.00	6,116	5.00
December 31, 2013
Total capital(1) (to risk-weighted assets)	$10,384	13.54%	$6,137	8.00%	$7,672	10.00%
Tier I capital(1) (to risk-weighted assets)	9,424	12.28	3,069	4.00	4,603	6.00
Tier I capital(1) (to average assets)	9,424	7.75	4,864	4.00	6,080	5.00

(1)
As defined by regulatory agencies.

Effective October 20, 2009, the Company entered into a formal consent agreement with its primary regulator (formerly the Office of Thrift Supervision who functions were transferred to the Office of the Comptroller of the Currency (OCC) on July 21, 2012). Effective February 2, 2013, the OCC terminated the consent order. On January 23, 2013, the Company received notice from the OCC that it was subject to certain individual minimum capital ratio requirements. Effective during the fourth quarter of 2014, the OCC cancelled the individual minimum capital ratio requirements.
Note 12:
Employee Benefits

The Company has a retirement savings 401(k) plan which covers all full-time employees who are age 21 or older and who have worked 1,000 hours and completed three months of service. Employees may contribute up to 25% of their compensation up to a maximum of  $17,500 a year with the Company matching 100% of the employee’s contribution on the first 3% and 50% of the next 2% of the employee’s compensation. Employer contributions charged to expense for the years ended December 31, 2014 and 2013, were $59,645 and $42,212, respectively.
The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Plan), an industry-wide, tax-qualified defined-benefit pension plan. The Pentegra Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 6135. The Pentegra Plan operates as a multiemployer plan for accounting purposes and as a multiple employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra Plan. The Pentegra Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities.

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
Pension expense related to this plan was $142,715 and $91,031 for years ended December 31, 2014 and 2013.
Calculations to determine full-funding status are made annually by the third-party plan administrator as of June 30. At June 30, 2014 and 2013, the funding target, which is defined as the market value of plan assets divided by the plan liabilities, of the Company’s portion of the Pentegra Plan was 74.37% and 67.25%, respectively, funded.
Total contributions by all employer participants in the Pentegra Plan, as reported on Form 5500, totaled $136,477,565 and $196,473,170, respectively, for the plan years ended June 30, 2013 and 2012. The Company’s contributions to the Pentegra Plan totaled $133,156 and $136,127, respectively, for the years ended December 31, 2014 and 2013, respectively, and do not represent more than 5% of the total contributions made by all employer participants in the Pentegra Plan. There have been no significant changes that affect the comparability of 2014 and 2013 contributions. Given the current interest rate environment, the lower asset valuations, and other factors impacting the operations of the Pentegra Plan, it is likely that our future funding obligations could increase.
In connection with the conversion to an entity owned by stockholders, the Company established an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a consecutive twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 53,431 shares (approximately 8% of the common stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 25 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest in their accrued benefits under the employee stock ownership plan at the rate of 20 percent per year. Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Association. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.
The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $22,196 the year ended December 31, 2014.

A summary of ESOP shares are as of December 31 are as follows:
2014
Released Shares	—
Shares committed for release	2,186
Unreleased shares	51,245
Total	53,431
Fair value of unreleased shares	$520,137
In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to repurchase the shares. At December 31, 2014, the fair value of these shares is $22,193. In addition, there are no outstanding shares held by former employees that are subject to an ESOP related repurchase option.
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

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013:
	December 31, 2014 Fair Value Measurements Using
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Government and federal agency	$4,939,830	$—	$4,939,830	$—
State and political subdivisions	3,361,085	—	3,361,085	—
Mortgage-backed – GSE residential	3,384,002	—	3,384,002	—
Collateralized mortgage obligations – GSE	1,033,148	—	1,033,148	—
Mortgage servicing rights	114,193	—	—	114,193

	December 31, 2013 Fair Value Measurements Using
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Government and federal agency	$6,441,138	$—	$6,441,138	$—
State and political subdivisions	3,337,725	—	3,337,725	—
Mortgage-backed – GSE residential	4,231,130	—	4,231,130	—
Collateralized mortgage obligations – GSE	1,583,547	—	1,583,547	—
Mortgage servicing rights	148,171	—		148,171
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the years ended December 31, 2014 and 2013. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Available-for-Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy including U.S. Government and federal agencies, state and political subdivisions, mortgage-backed securities, and collateralized mortgage obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company has no securities classified as Level 3.
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
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:
	2014	2013
Balance, beginning of year	$148,171	$230,655
Total changes in fair value included in earnings	(33,978)	(82,484)
Balance, end of year	$114,193	$148,171

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013:
	Fair Value Measurements Using
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Other real estate owned	$190,000	$—	$—	$190,000
Collateral-dependent impaired loans, Net of ALLL	1,441,487	—	—	1,441,487
December 31, 2013
Other real estate owned	$234,000	$—	$—	$234,000
Collateral-dependent impaired loans, Net of ALLL	2,099,598	—	—	2,099,598
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
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
At December 31, 2014:
Other real estate owned	$190,000	Market comparable properties	Comparability adjustment (%)	Not available
Collateral-dependent impaired loans, net of ALLL	1,441,487	Market comparable properties	Market ability discount	10% – 15% (12%)
Mortgage servicing rights	114,193	Discounted cash flow	Constant prepayment rate Probability of default Discount rate	8.5% – 16% (11.2%) 1% – 8% (2.1%) 7.6% – 13% (10.4%)
At December 31, 2013:
Other real estate owned	$234,000	Market comparable properties	Comparability adjustment (%)	Not available
Collateral-dependent impaired loans, net of ALLL	2,099,598	Market comparable properties	Market ability discount	10% – 15% (12%)
Mortgage servicing rights	148,171	Discounted cash flow	Constant prepayment rate Probability of default Discount rate	14% – 24% (19.2%) 1% – 8% (5.8%) 5.8% – 12.9% (8.4%)
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013.
	Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2014:
Financial assets:
Cash and cash equivalents	$13,444,597	$13,444,597	$—	$—
FHLB Stock	1,078,900	—	1,078,900	—
Loans held for sale	48,300		48,300
Loans, net of allowance for loan losses	89,479,525	—	—	89,756,000
Accrued interest receivable	302,777	—	302,777	—
Mortgage servicing rights	317,912	—	—	526,647
Financial liabilities:
Deposits	98,493,112	11,730,674	86,842,438	—
Federal Home Loan Bank advances	10,000,000		10,098,000
Accrued interest payable	6,256	—	6,256	—

	Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2013:
Financial assets:
Cash and cash equivalents	$10,322,076	$10,322,076	$—	$—
FHLB Stock	1,408,200	—	1,408,200	—
Loans held for sale	—	—	—
Loans, net of allowance for loan losses	86,092,038	—	—	86,442,000
Accrued interest receivable	312,615	—	312,615	—
Mortgage servicing rights	364,999	—	—	543,975
Financial liabilities:
Deposits	108,071,026	12,188,447	96,800,644	—
Accrued interest payable	1,032	—	1,032	—
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
Loans, Net of Allowance for Loan Losses
Fair value is estimated by discounting the future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities. The market rates used are based on current rates the Banks would impose for similar loans and reflect a market participant assumption about risks associated with nonperformance, illiquidity, and the structure and term of the loans along with local economic and market conditions.
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

Note 14:
Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk. Significant estimates associated with financial instruments are discussed in the footnote on fair value of financial instruments.
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
Fair value of the Company’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2014 and 2013, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.
Loan commitments and standby letters of credit outstanding as December 31, 2014 and 2013, were as follows:
	2014	2013
Commitments to extend credit – variable rate	$14,687,657	$12,257,541
Commitments to extend credit – fixed rate	5,402,290	780,604
Standby letters of credit	10,000	23,000
Note 16:
Recent Accounting Pronouncements

In January 2014, the FASB issued ASU2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014-01 applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities. The pronouncement permits reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. The pronouncement also requires disclosure that enables users of its financial statements to understand the nature of these investments. Under the proportional amortization method, an entity amortized the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The pronouncement should be applied retrospectively for all period presented, effective for annual period and interim reporting period within those annual period, beginning after December 15, 2014. Early adoption is permitted. The adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.
In August 2014, the FASB issued ASU 2014-14, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure,” The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if  (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual period, beginning after December 15, 2014. The adoption of the guidance is not expected to have a significant effect on the Company’s consolidated financial statements.
Note 17:
Loss Per Share

Loss per share amount is based on the weighted average number of shares outstanding for the period and the net loss applicable to common stockholders. Loss per share data is not presented for the year ended December 31, 2013, as there were no outstanding shares of common stock until the conversion on January 16, 2014. ESOP shares are excluded from shares outstanding until they have been committed to be released.
December 31, 2014
Net Loss	$(816,273)
Shares outstanding for basic EPS:
Average shares outstanding	640,450
Less: Average unearned ESOP shares	50,245
590,205
Additional dilutive shares	—
Shares outstanding for basic and diluted EPS	590,205
Basic and diluted loss per share	$(1.38)

Note 18:
Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to the financial position, results of operations and cash flows of the company:
Condensed Balance Sheet
2014
Assets
Cash and due from banks	$1,059,374
Investment in bank	12,247,581
Total assets	$13,306,955
Liabilities
Other	3,495
3,495
Temporary Equity
ESOP shares subject to mandatory redemption	22,193
Stockholders’ Equity	13,281,267
Total liability and stockholders’ equity	$13,306,955

Condensed Statement of Operations and Comprehensive Loss
2014
Income
Other income	$9,349
Expense
Other expenses	165,776
Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(156,427)
Income Tax Benefit	—
Loss Before Equity in Undistributed Income of Subsidiary	(156,427)
Equity in Undistributed Loss of Subsidiary	(659,846)
Net Loss	$(816,273)
Comprehensive Loss	$(697,777)

Condensed Statement of Cash Flows
2014
Operating Activities
Net income (loss)	$(816,273)
Items not requiring (providing) cash
Equity in undistributed loss of subsidiary	659,846
Compensation expense on allocated ESOP shares	22,193
Change in other liabilities	3,495
Net cash used in operating activities	(130,739)
Investing Activities
Investment in Bank	(3,500,000)
Financing Activities
Net proceeds from stock conversion	4,690,113
Net Change in Cash and Due From Banks	1,059,374
Cash and Due From Banks at Beginning of Year	—
Cash and Due From Banks at End of Year	$1,059,374

Note 19:
Plan of Conversion and Change in Corporate Form

On January 16, 2014, the Bank converted into a stock savings bank structure with the establishment of a stock holding company, Edgewater Bancorp, Inc. (Company), as parent of the Bank. The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. A total of 667,898 shares of the Company were issued at $10.00 per share for total gross offering proceeds of  $6,678,980. In addition, the Banks’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering, for a total of  $534,310. The Company is incorporated under the laws of the State of Maryland and owns all of the outstanding common stock of the Company.
The conversion costs of issuing the common stock, approximately $1,455,000, were deducted from the sales proceeds of the offering. Conversion costs incurred for the year ended December 31, 2013 were $753,964, which are included in other assets in the consolidated balance sheets.
In accordance with federal regulations, at the time of the conversion, the Company established a parallel liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.
The conversion was be accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities and equity unchanged as a result.
Stock conversion proceeds held in escrow totaling $3,076,038 as of December 31, 2013, were the funds received, or held, from potential investors as part of the subscription offering.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Edgewater Bancorp, Inc.
Date: March 30, 2015	By:	/s/ Richard E. Dyer
Richard E. Dyer, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Richard E. Dyer	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2015
Richard E. Dyer
/s/ Coleen S. Frens-Rossman	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2015
Coleen S. Frens-Rossman
/s/ Kenneth F. Ankli III	Chairman of the Board	March 30, 2015
Kenneth F. Ankli III
/s/ F. Ronald Gelesko	Director	March 30, 2015
F. Ronald Gelesko
/s/ Robert D. Gottlieb	Director	March 30, 2015
Robert D. Gottlieb
/s/ James R. Marohn	Director	March 30, 2015
James R. Marohn
/s/ Stephen Ross	Director	March 30, 2015
Stephen Ross
/s/ Thomas L. Starks	Director	March 30, 2015
Thomas L. Starks

EXHIBIT INDEX
3.1	Articles of Incorporation of Edgewater Bancorp, Inc.*
3.2	Bylaws of Edgewater Bancorp, Inc.*
4	Form of Common Stock Certificate of Edgewater Bancorp, Inc.*
10.1	Employee Stock Ownership Plan*†
10.2	Employment Agreement between Edgewater Bank and Richard E. Dyer*†
10.3	Employment Agreement between Edgewater Bank and Coleen S. Frens-Rossman*†
21	Subsidiaries*
23	Consent of BKD, LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.**

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

†
Management contract or compensatory agreement or arrangement.