Form 10-Q
period 2015-03-31
Edgewater Bancorp, Inc.
filed 2015-05-13
CIK 1584770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

YES ☐     NO ☒

As of May 8, 2015, there were issued and outstanding 667,898 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Edgewater Bancorp, Inc.

Form 10-Q

2

Part I. – Financial Information

Financial Statements

Edgewater Bancorp, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$568,843	$763,968
Interest-bearing demand deposits in banks	8,534,219	12,680,629
Cash and cash equivalents	9,103,062	13,444,597

Available-for-sale securities	12,449,383	12,718,065
Loans held for sale	862,787	48,300
Loans receivable, net of allowance for losses of $1,071,087 and $1,075,351, respectively	94,958,668	89,479,525
Premises and equipment, net	3,826,357	3,912,291
Federal Home Loan Bank (FHLB) stock	1,078,900	1,078,900
Other real estate, net	457,000	467,000
Interest receivable	291,588	302,777
Mortgage servicing rights	423,182	432,105
Other assets	531,272	460,562

Total assets	$123,982,199	$122,344,122

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$11,577,460	$11,730,674
Interest-bearing	87,279,979	86,762,438
Total deposits	98,857,439	98,493,112

Federal Home Loan Bank advances	11,000,000	10,000,000
Accrued and other liabilities	732,256	547,550
Total liabilities	110,589,695	109,040,662

Commitments and contingencies

Temporary Equity
ESOP shares subject to mandatory redemption	27,637	22,193

Stockholders’ Equity
Common Stock-shares authorized 7,000,000: shares issued and outstanding 667,898 at $.01 par value	6,679	6,679
Paid-in-capital	4,683,434	4,683,434
Retained earnings	8,638,189	8,607,914
Accumulated other comprehensive income (loss)	36,565	(16,760)
Total equity	13,364,867	13,281,267

Total liabilities and shareholders’ equity	$123,982,199	$122,344,122

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Interest Income
Loans, including fees	$1,111,278	$965,899
Debt securities
Taxable	30,412	42,223
Tax-exempt	12,172	12,180
Federal Home Loan Bank stock	13,620	19,522
Other	6,206	4,035
Total interest income	1,173,688	1,043,859

Interest Expense
Deposits	98,513	111,934
Federal Home Loan Bank advances	27,135	20,994
Total interest expense	125,648	132,928

Net interest income	1,048,040	910,931

Provision for loan losses	-	-

Net Interest Income After Provision for Loan Losses	1,048,040	910,931

Noninterest income
Service charges, deposits	92,892	89,344
Mortgage banking activities	101,297	43,176
Other	35,133	55,112
Total noninterest income	229,322	187,632

Noninterest expense
Salaries and employee benefits	639,162	640,590
Occupancy and equipment	200,282	229,189
Data processing	131,633	139,590
Loss on sale of other real estate, net	4,000	7,044
Interchange	21,503	15,594
Advertising	13,105	24,537
FDIC inurance premiums	37,084	41,400
Other real estate	5,529	8,852
Professional fees	118,545	133,174
Insurance	14,957	23,548
Other	61,287	81,471
Total noninterest expense	1,247,087	1,344,989

Net Income (Loss) Before Income Taxes	30,275	(246,426)

Provision for Income Taxes	-	-

Net Income (Loss)	$30,275	$(246,426)

Basic and Diluted Earnings (Loss) Per Share	$0.05	$(0.48)

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)

Net Income (Loss)	$30,275	$(246,426)

Other Comprehensive Income

Net change in unrealized gains on investment securities available-for-sale	53,325	56,407

Less: reclassification adjustment for realized gains (losses) included in net loss	-	-

Other comprehensive income before income tax	53,325	56,407

Tax expense (benefit), net of deferred tax asset valuation impact of $18,131 and $19,178, respectively	-	-

Comprehensive Income (Loss)	$83,600	$(190,019)

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	(Unaudited)
					Accumulated
					Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2015	667,898	$6,679	$4,683,434	$8,607,914	$(16,760)	$13,281,267
Net income	-	-	-	30,275	-	30,275
Other comprehensive income	-	-	-	-	53,325	53,325

Balance at March 31, 2015	667,898	$6,679	$4,683,434	$8,638,189	$36,565	$13,364,867

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Operating activities:
Net income (loss)	$30,275	$(246,426)
Items not requiring cash:
Depreciation	108,736	119,667
Provision for loan losses	-	-
Amortization of premiums on securities	25,610	32,807
Change in fair value of mortgage servicing rights	5,439	9,883
Loss on sale of other real estate	4,000	7,044
ESOP shares earned	5,444	5,530
Amortization of mortgage servicing rights	28,572	25,842
Loans originated for sale	(3,333,065)	(1,509,087)
Proceeds from loan sold	2,556,278	1,150,396
Gain on sale of loans	(62,788)	(20,034)
Loss on sale of premises and equipment	-	1,215
Net change in:
Interest receivable and other assets	(59,522)	1,633
Interest payable and other liabilities	184,706	19,481
Net cash used in operating activities	(506,315)	(402,049)

Investing activities:
Proceeds from calls and maturities of available-for-sale securities	296,397	363,411
Net change in loans	(5,479,143)	(649,379)
Proceeds from sale of other real estate	6,000	362,792
Payment for sale of branch, net	-	(13,112,513)
Proceeds from sale of premises and equipment	-	6,538
Purchases of premises and equipment	(22,802)	(25,772)
Net cash used in investing activities	(5,199,548)	(13,054,923)

Financing activities:
Proceeds from stock conversion	-	2,371,945
Net change in deposits	364,328	(1,199,170)
Proceeds from Federal Home Loan Bank advances	2,000,000	10,000,000
Repayment of Federal Home Loan Bank advances	(1,000,000)	-
Net cash provided by financing activities	1,364,328	11,172,775

Net Decrease in Cash and Cash Equivalents	(4,341,535)	(2,284,197)

Cash and Cash Equivalents, Beginning of Period	13,444,597	10,322,076

Cash and Cash Equivalents, End of Period	$9,103,062	$8,037,879

Additional Cash Flows Information:
Interest paid	$105,627	$103,627
Loans transferred to other real estate	-	207,000
Capitalization of mortgage serving rights	25,088	9,498

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Financial Statements

Note 1: Nature of Operation and Conversion

Edgewater Bank, a federally chartered thrift institution (the “Bank”) is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in the Berrien, Van Buren and to a lesser extent Cass Counties, Michigan. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of the certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Note 2: Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, certain information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2015, are not necessarily indicative of the results which may be expected for the entire year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company as of December 31, 2014 included in Edgewater Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 3: Principles of Consolidation

The consolidated financial statements include the accounts of the Edgewater Bancorp, Inc. and its wholly owned subsidiary, Edgewater Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4: Securities

The amortized cost and approximate fair values of investment securities are as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$4,990,337	$7,847	$29,130	$4,969,054
State and political subdivisions	3,353,773	22,948	4,425	3,372,296
Mortgage-backed -Government-Sponsored Enterprise (GSE)-residential	3,141,163	33,238	5,296	3,169,105
Collateralized mortgage obligations-GSE	927,545	11,383	-	938,928

Total available-for-sale securities	$12,412,818	$75,416	$38,851	$12,449,383

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. Government and federal agency	$5,002,617	$3,230	$66,017	$4,939,830
State and political subdivisions	3,354,828	20,436	14,179	3,361,085
Mortgage-backed-Government-Sponsored Enterprise (GSE)-residential	3,357,163	32,790	5,951	3,384,002
Collateralized mortgage obligations-GSE	1,020,217	12,931	-	1,033,148

Total available-for-sale securities	$12,734,825	$69,387	$86,147	$12,718,065

The amortized cost and fair value of investment securities at March 31, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)

Within one year	$1,295,600	$1,298,798	$795,000	$795,723
After one through five years	7,048,510	7,042,552	7,562,445	7,505,192
	8,344,110	8,341,350	8,357,445	8,300,915
Mortgage-backed -GSE residential	3,141,163	3,169,105	3,357,163	3,384,002
Collateralized mortgage obligations-GSE	927,545	938,928	1,020,217	1,033,148

	$12,412,818	$12,449,383	$12,734,825	$12,718,065

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $318,284 at March 31, 2015 (unaudited) and $345,931 at December 31, 2014.

For the three month period ended March 31, 2015 and March 31, 2014, there were no sales of securities available-for-sale.

Certain investments in debt securities have fair values at an amount less than their historical cost. Total fair value of these investments at March 31, 2015 (unaudited) and December 31, 2014 was $5,230,559 and $6,066,781, which is approximately 42% and 48%, respectively, of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates since the securities were purchased.

Management believes the declines in fair value for these investment securities are temporary.

Should the impairment of any of these investment securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Investment securities with unrealized losses were as follows:

	March 31, 2015
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$-	$-	$3,525,417	$29,130	$3,525,417	$29,130
State and political subdivisions	-	-	495,575	4,425	495,575	4,425
Mortgage-backed -GSE residential	1,209,567	5,296	-	-	1,209,567	5,296

	$1,209,567	$5,296	$4,020,992	$33,555	$5,230,559	$38,851

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
U.S. Government and federal agency	$-	$-	$3,492,139	$66,017	$3,492,139	$66,017
State and political subdivisions	804,572	2,604	488,425	11,575	1,292,997	14,179
Mortgage-backed -GSE residential	1,281,645	5,951	-	-	1,281,645	5,951

	$2,086,217	$8,555	$3,980,564	$77,592	$6,066,781	$86,147

The unrealized losses on the Company’s investments in direct obligations of U.S. Government and federal agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015, and December 31, 2014.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past-due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. There were no changes in the Company’s nonaccrual policy during the three month-end periods ended March 31, 2015 (unaudited) and March 31, 2014 (unaudited).

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

Categories of loans receivable include:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Real estate loans:
Residential 1-4 family	$44,757,556	$45,353,599
Commercial	28,883,604	27,908,662
Construction and land	1,907,144	1,523,281
Total real estate	75,548,304	74,785,542
Commercial and industrial	5,434,358	5,536,805
Warehouse Line	5,000,004	-
Consumer loans:
Home equity loans and lines of credit	9,133,414	9,331,608
Other consumer loans	898,860	883,864
Total consumer	10,032,274	10,215,472
Gross loans	96,014,940	90,537,819
Less
Net deferred loan fees	(14,815)	(17,057)
Allowance for loan losses	1,071,087	1,075,351
Net loans	$94,958,668	$89,479,525

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

Warehouse Line: The residential mortgage warehouse line is a wholesale mortgage line participation. The lending is done with a specific mortgage company that is a customer with the participating bank. The participating bank underwrites each individual mortgage and the related mortgagee. Financing is provided to an approved mortgage company for the origination and sale of residential mortgage loans. A portion of each individual mortgage is assigned to the Edgewater Bank until the loans is sold on the secondary market. These loans are typically sold within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Edgewater Bank has established several controls to minimize potential risks including reviewing documents provided on the approved mortgage warehouse participants. Also, certain loan documents are received and reviewed on each loan in which Edgewater Bank is asked to participate in that allows Edgewater Bank to accept or reject the individual loan participation.

The following presents by portfolio segment, the activity in the allowance for loan losses:

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
Three Months Ended March 31, 2015:
Balance, beginning of period	$222,618	$503,621	$248,388	$-	$100,724	$1,075,351
Provision (credit) for loan losses	(15,535)	20,742	(21,672)	28,812	(12,347)	-
Loans charged to the allowance	-	(5,364)	-	-	-	(5,364)
Recoveries of loans previously charged off	-	1,100	-	-	-	1,100

Balance, end of period	$207,083	$520,099	$226,716	$28,812	$88,377	$1,071,087

Three Months Ended March 31, 2014:
Balance, beginning of period	$188,325	$587,331	$138,268	$-	$147,217	$1,061,141
Provision (credit) for loan losses	52,322	(97,156)	19,242	-	25,592	-
Loans charged to the allowance	(20,984)	-	-	-	-	(20,984)
Recoveries of loans previously charged off	2,300	88,754	-	-	400	91,454

Balance, end of period	$221,963	$578,929	$157,510	$-	$173,209	$1,131,611

The following presents the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2015 and December 31, 2014:

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
At March 31, 2015:
Allowance:
Balance, end of period	$207,083	$520,099	$226,716	$28,812	$88,377	$1,071,087
Ending balance: individually evaluated for impairment	$13,634	$3,992	$-	$-	$621	$18,247
Ending balance: collectively evaluated for impairment	$193,449	$516,107	$226,716	$28,812	$87,756	$1,052,840

Loans:
Ending balance	$44,757,556	$30,790,748	$5,434,358	$5,000,004	$10,032,274	$96,014,940
Ending balance individually evaluated for impairment	$2,008,593	$601,462	$-	$-	$160,049	$2,770,104
Ending balance collectively evaluated for impairment	$42,748,963	$30,189,286	$5,434,358	$5,000,004	$9,872,225	$93,244,836

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
At December 31, 2014:
Allowance:
Balance, end of period	$222,618	$503,621	$248,388	$-	$100,724	$1,075,351
Ending balance: individually evaluated for impairment	$16,325	$644	$-	$-	$533	$17,502
Ending balance: collectively evaluated for impairment	$206,293	$502,977	$248,388	$-	$100,191	$1,057,849

Loans:
Ending balance	$45,353,599	$29,431,943	$5,536,805	$-	$10,215,472	$90,537,819
Ending balance individually evaluated for impairment	$2,727,712	$1,356,103	$-	$-	$152,879	$4,236,694
Ending balance collectively evaluated for impairment	$42,625,887	$28,075,840	$5,536,805	$-	$10,062,593	$86,301,125

Internal Risk Categories

In adherence with policy, the Bank uses the following internal risk grading categories and definitions for loans:

RISK RATING 1 – EXCELLENT

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

RISK RATING 2 – STRONG

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

RISK RATING 3 – ACCEPTABLE

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

RISK RATING 4 – WATCH

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

RISK RATING 5 – SPECIAL MENTION

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

RISK RATING 6 – SUBSTANDARD

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

RISK RATING 7 – DOUBTFUL

General: Assets in this category have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Specific: An asset in this category has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity and capital, and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, and the perfection of liens on additional collateral, the valuation of collateral and refinancing. Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on new information. Because of high probability of loss, nonaccrual accounting treatment is required for Doubtful (7) assets.

RISK RATING 8 – LOSS

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2015:

	Residential	Commercial	Construction	Commercial	Warehouse		Other
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Consumer	Total
	(Unaudited)

Pass (1-4)	$44,157,048	$27,349,151	$1,737,378	$5,434,358	$5,000,004	$9,110,628	$898,860	$93,687,427
Special Mention (5)	-	304,255	-	-	-	-	-	304,255
Substandard (6)	600,508	1,230,198	169,766	-	-	22,786	-	2,023,258
Doubtful (7)	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-

Total	$44,757,556	$28,883,604	$1,907,144	$5,434,358	$5,000,004	$9,133,414	$898,860	$96,014,940

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2014:

	Residential	Commercial	Construction	Commercial	Warehouse		Other
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Consumer	Total

Pass (1-4)	$44,618,696	$25,726,754	$1,344,107	$5,536,805	$-	$9,321,255	$883,864	$87,431,481
Special Mention (5)	-	219,157	-	-	-	-	-	219,157
Substandard (6)	734,903	1,962,751	179,174	-	-	10,353	-	2,887,181
Doubtful (7)	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-

Total	$45,353,599	$27,908,662	$1,523,281	$5,536,805	$-	$9,331,608	$883,864	$90,537,819

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2015:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg
	(Unaudited)

Residential 1-4 family	$662,478	$638,968	$600,508	$1,901,954	$42,855,602	$44,757,556	$-
Commercial real estate	-	-	-	-	28,883,604	28,883,604	-
Construction and land	272,804	-	13,861	286,665	1,620,479	1,907,144	-
Commercial and industrial	-	-	-	-	5,434,358	5,434,358	-
Warehouse Line	-	-	-	-	5,000,004	5,000,004	-
Home equity	180,200	-	22,786	202,986	8,930,428	9,133,414	-
Other consumer	-	-	-	-	898,860	898,860	-

	$1,115,482	$638,968	$637,155	$2,391,605	$93,623,335	$96,014,940	$-

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2014:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg

Residential 1-4 family	$1,147,797	$557,817	$734,903	$2,440,517	$42,913,082	$45,353,599	$-
Commercial real estate	11,782		-	11,782	27,896,880	27,908,662	-
Construction and land	27,817	-	21,972	49,789	1,473,492	1,523,281	-
Commercial and industrial	-	-	-	-	5,536,805	5,536,805	-
Warehouse Line	-	-	-	-	-	-	-
Home equity	54,224	25,601	10,353	90,178	9,241,430	9,331,608	-
Other consumer	-	6,057	-	6,057	877,807	883,864	-

	$1,241,620	$589,475	$767,228	$2,598,323	$87,939,496	$90,537,819	$-

The following table presents the Company’s nonaccrual loans at March 31, 2015 and December 31, 2014. This table excludes performing troubled debt restructurings.

	March 31	December 31,
	2015	2014
	(Unaudited)

Residential 1-4 family	$1,433,363	$1,397,529
Commercial real estate	11,097	729,032
Construction and land	204,267	49,789
Commercial and industrial	-	-
Warehouse Line	-	-
Home equity	80,710	76,937
Other consumer	-	-

	$1,729,437	$2,253,287

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

The following table presents impaired loans and specific valuation allowance based on class level at March 31, 2015:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)
Impaired loans without a specific allowance:
Recorded investment	$912,494	$282,264	$103,834	$-	$-	$79,339	$1,377,931
Unpaid principal balance	987,444	282,264	103,834	-	-	79,339	1,452,881

Impaired loans with a specific allowance:
Recorded investment	1,096,099	11,097	204,267	-	-	80,710	1,392,173
Unpaid principal balance	1,127,159	12,180	227,375	-	-	84,407	1,451,121
Specific allowance	13,634	43	3,949	-	-	621	18,247

Total impaired loans:
Recorded investment	2,008,593	293,361	308,101	-	-	160,049	2,770,104
Unpaid principal balance	2,114,603	294,444	331,209	-	-	163,746	2,904,002
Specific allowance	13,634	43	3,949	-	-	621	18,247

The following table presents average impaired loans based on class level for the three months ended March 31, 2015 and 2014:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)

Average recorded investment in impaired loans for the three months ended March 31, 2015	$1,786,178	$295,734	$330,402	$-	$-	$153,885	$2,566,199
Average recorded investment in impaired loans for the three months ended March 31, 2014	3,026,450	1,581,800	168,577	-	-	259,538	$5,036,365

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2014:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total

Impaired loans without a specific allowance:
Recorded investment	$1,396,878	$1,003,575	$290,956	$-	$-	$86,296	$2,777,705
Unpaid principal balance	1,475,218	1,121,615	304,827	-	-	92,277	2,993,937

Impaired loans with a specific allowance:
Recorded investment	1,330,834	11,782	49,790	-	-	66,583	1,458,989
Unpaid principal balance	1,373,484	12,700	56,120	-	-	69,627	1,511,931
Specific allowance	16,325	46	598	-	-	533	17,502

Total impaired loans:
Recorded investment	2,727,712	1,015,357	340,746	-	-	152,879	4,236,694
Unpaid principal balance	2,848,702	1,134,315	360,947	-	-	161,904	4,505,868
Specific allowance	16,325	46	598	-	-	533	17,502

Interest income of $10,696, $28,601 and $61,499 was recognized on impaired loans for the three months ended March 31, 2015 (unaudited) and March 31, 2014 (unaudited) and for year-end December 31, 2014, respectively.

At March 31, 2015, the Company had several loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding troubled debt restructurings by class for the three months ended March 31, 2015 and 2014.

Newly classified troubled debt restructurings:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
(Unaudited)

Residential 1-4 family	-	$-	$-	1	$61,000	$61,000
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Warehouse Line	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-

	-	$-	$-	1	$61,000	$61,000

The troubled debt restructurings described above increased the allowance for loan losses by $0 and $178 for the three months ended March 31, 2015 and 2014, respectively and resulted in charge offs of $0 and $19,937 for the three months ended March 31, 2015 and 2014, respectively.

Newly restructured loans by type of modification:

	Interest			Total
	Only	Term	Combination	Modification
(Unaudited)
Three Months Ended March 31, 2015:

Residential 1-4 family	$-	$-	$-	$-
Commercial real estate	-	-	-	-
Construction and land	-	-	-	-
Commercial and industrial	-	-	-	-
Warehouse Line	-	-	-	-
Home equity	-	-	-	-
Other consumer	-	-	-	-

	$-	$-	$-	$-

	Interest			Total
	Only	Term	Combination	Modification
(Unaudited)
Three Months Ended March 31, 2014:

Residential 1-4 family	$-	$61,000	$-	$61,000
Commercial real estate	-	-	-	-
Construction and land	-	-	-	-
Commercial and industrial	-	-	-	-
Warehouse Line	-	-	-	-
Home equity	-	-	-	-
Other consumer	-	-	-	-

	$-	$61,000	$-	$61,000

There were no troubled debt restructured loans modified in the past 12 months that subsequently defaulted.

At March 31, 2015, the Company held no residential real estate as foreclosed property. Also, at March 31, 2015, there were no consumer mortgage loans in the process of foreclosure according to local requirements of the applicable jurisdictions.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 (unaudited) and for the year end December 31, 2014:

	March 31, 2015
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$4,969,054	$-	$4,969,054	$-
State and political subdivisions	3,372,296	-	3,372,296	-
Mortgage-backed -GSE residential	3,169,105	-	3,169,105	-
Collateralized mortgage obligations-GSE	938,928	-	938,928	-
Mortgage servicing rights	108,754	-	-	108,754

	December 31, 2014
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$4,939,830	$-	$4,939,830	$-
State and political subdivisions	3,361,085	-	3,361,085	-
Mortgage-backed -GSE residential	3,384,002	-	3,384,002	-
Collateralized mortgage obligations-GSE	1,033,148	-	1,033,148	-
Mortgage servicing rights	114,193	-	-	114,193

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2015 (unaudited) and the year ended December 31, 2014. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended
	2015	2014
	(Unaudited)

Balance, beginning of period	$114,193	$148,171
Total changes in fair value included in earnings	(5,439)	(9,883)

Balance, end of period	$108,754	$138,288

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 (unaudited) and December 31, 2014:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2015 (Unaudited)

Collateral-dependent impaired loans,	$1,373,926	$-	$-	$1,373,926
Net of ALLL

December 31, 2014

Other real estate owned	$190,000	$-	$-	$190,000
Collateral-dependent impaired loans,	1,441,487	-	-	1,441,487
Net of ALLL

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At March 31, 2015 (Unaudited):

Collateral-dependent impaired loans	$1,373,926	Market comparable properties	Marketability discount	0% - 2.54% (1.31%)

Mortgage servicing rights	108,754	Discounted	Constant
		cash flow	prepayment rate	10% - 18% (16.7%)
			Probability
			of default	1% - 8% (1.9%)
			Discount rate	7.6% - 12% (9.6%)

At December 31, 2014:

Other real estate owned	$190,000	Market comparable	Comparability
		properties	adjustment (%)	Not available

Collateral-dependent impaired loans	1,441,487	Market comparable properties	Marketability discount	10% - 15% (12%)

Mortgage servicing rights	114,193	Discounted	Constant
		cash flow	prepayment rate	8.5% - 16% (11.2%)
			Probability
			of default	1% - 8% (2.1%)
			Discount rate	7.6% - 13.0% (10.4%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
At March 31, 2015:
Financial assets:
Cash and cash equivalents	$9,103,062	$9,103,062	$-	$-
FHLB Stock	1,078,900	-	1,078,900	-
Loans held for sale	862,787	-	862,787
Loans, net of allowance for loan losses	94,958,668	-	-	96,204,000
Accrued interest receivable	291,588	-	291,588	-
Mortgage servicing rights	314,428	-	-	525,730

Financial liabilities:
Deposits	98,857,439	11,577,460	87,501,979	-
FHLB advances	11,000,000	-	11,136,000	-
Accrued interest payable	26,277	-	26,277	-

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
At December 31, 2014:
Financial assets:
Cash and cash equivalents	$13,444,597	$13,444,597	$-	$-
FHLB Stock	1,078,900	-	1,078,900	-
Loans held for sale	48,300	-	48,300
Loans, net of allowance for loan losses	89,479,525	-	-	89,756,000
Accrued interest receivable	302,777	-	302,777	-
Mortgage servicing rights	317,912	-	-	526,647

Financial liabilities:
Deposits	98,493,112	11,730,674	86,842,438	-
Federal Home Loan Bank advances	10,000,000	-	10,098,000	-
Accrued interest payable	6,256	-	6,256	-

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

Note 7: Accounting Developments

Financial Accounting Standards Board (“FASB”)

In January 2014, the FASB issued ASU2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014-01 applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities. The pronouncement permits reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. The pronouncement also requires disclosure that enables users of its financial statements to understand the nature of these investments. Under the proportional amortization method, an entity amortized the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The pronouncement should be applied retrospectively for all period presented, effective for annual period and interim reporting period within those annual period, beginning after December 15, 2014. Early adoption was permitted. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption was permitted. The adoption of this guidance did have a significant effect on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures.” The amendments in this update require entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), eliminates accounting guidance on linking repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers, such as repos, securities lending transactions, and repurchase-to-maturity transactions, accounted for as secured borrowings. The amendments in ASU 2014-11 are effective for annual periods beginning after December 15, 2014. The amendments must present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early applications is prohibited. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure,”  The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual period, beginning after December 15, 2014. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

Note 8: Earnings (Loss) Per Share

	Three Months Ended March 31,	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Net Income (Loss)	$30,275	$(246,426)

Shares outstanding for basic EPS (LPS):

Average shares outstanding	667,898	556,582
Less: Average unearned ESOP shares	51,110	44,342
	616,788	512,240
Additional dilutive shares	-	-

Shares outstanding for basic and diluted EPS (LPS)	616,788	512,240

Basic and diluted earnings (loss) per share	$0.05	$(0.48)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended March 31, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Edgewater Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total Assets. Total assets increased by $1.6 million, or 1.3%, to $124.0 million at March 31, 2015 from $122.3 million at December 31, 2014. The increase was primarily the result of increases in loans and loans held for sale loans of $5.5 million and $814,000, respectively. This is partially offset by decreases in cash and cash equivalents of $4.3 million.

Net Loans. Net loans increased by $5.5 million, or 6.1%, to $95.0 million at March 31, 2015 from $89.5 million at December 31, 2014. During the three months ended March 31, 2015, one-to-four family residential real estate loans decreased $596,000, or 1.3%, to $44.8 million at March 31, 2015 from $45.4 million at December 31, 2014; commercial real estate loans increased $975,000 or 3.5%, to $28.9 million from $27.9 million; construction and land loans increased $384,000, or 25.2%, to $1.9 million from $1.5 million; commercial and industrial loans decreased $102,000, or 1.9%, to $5.4 million to from $5.5 million; warehouse line increased $5.0 million or 100% from $0 at December 31, 2014 and consumer loans, including home equity loans and lines of credit, decreased $183,000, or 1.8%, to $10.0 million from $10.2 million. The increase in commercial real estate is the result of new customer relationships being established. The increase in construction in land is due to residential home construction beginning during the first quarter. The increase in the warehouse line is due to the new volume received through a participation with another financial institution. These are 1-4 family residential loans that are held in the portfolio until they are funded by a third-party. The decreases in the remaining loan classes reflect repayments in excess of originations, and loan sales of refinanced loans.

Investment Securities. Investment securities available for sale decreased $269,000, or 2.1%, to $12.4 million at March 31, 2015. Mortgage-backed securities including collateralized mortgage obligations, decreased $215,000, or 6.4%, to $3.2 million at March 31, 2015 from $3.4 million at December 31, 2014, and states and political subdivision securities increased $11,000, or 0.3%, to $3.4 million at March 31, 2015 from $3.3 million at December 31, 2014. U.S. government and federal agency securities increased $29,000, or 0.6%, to $5.0 million at March 31, 2015 from $4.9 million at December 31, 2014. There were no securities purchased during the first quarter of 2015. Net unrealized gains on securities recognized in accumulated other comprehensive income increased by $53,300 to an unrealized gain of $36,600 at March 31, 2015 compared to an unrealized loss of $16,700 at December 31, 2014. At March 31, 2015, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, state and political subdivision securities, and U.S. government and agency securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Real Estate Owned and Other Repossessed Assets. Real estate owned and held for sale decreased $10,000, or 2.1% to $457,000 at March 31, 2015 from $467,000 at December 31, 2014, as we sold $10,000 of foreclosed properties, there were no foreclosed non-performing loans, no recorded valuation adjustments and $4,000 in net loss on sales during the three months ended March 31, 2015. At March 31, 2015 our real estate owned included one land development property and two commercial real estate properties, the largest has a carrying value of $207,000.

Deposits. Deposits increased by $364,000, or 0.4%, to $98.9 million at March 31, 2015. Interest-bearing deposits increased $518,000 or 0.6% to $87.3 million at March 31, 2015 from $86.8 million at December 31, 2014. Noninterest bearing decreased $153,000 or 1.3% to $11.6 million at March 31, 2015 from $11.7 million at December 31, 2014.

Federal Home Loan Bank Advances and Other Liabilities. Federal Home Loan Bank advances increased $1.0 million, or 10.0% to $11.0 million at March 31, 2015 from $10 million at December 31, 2014. We partially funded the sale of the Decatur branch with $10.0 million in Federal Home Loan Bank advances during the first quarter of 2014. Other liabilities, which include, interest and accounts payable, customer escrow balances, and accruals for items such as employee pension and medical plans, increased $185,000 or 33.7%, to $732,000 at March 31, 2015 from $548,000 at December 31, 2014.

Total Equity. Total equity increased $83,600 or 0.6%, to $13.4 million at March 31, 2015. Retained earnings increased $30,300 due to net income at March 31, 2015, as well as an increase of $53,300 in accumulated other comprehensive income due to unrecognized gains on investment securities.

Delinquencies, Classified Assets and Non-Performing Assets

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2015 (unaudited)
Real estate loans:
One- to four-family residential	10	$662	10	$639	6	$601	26	$1,902
Commercial real estate	-	-	-	-	-	-	-	-
Construction and land	3	273	-	-	2	14	5	287
Total real estate	13	935	10	639	8	615	31	2,189
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	5	180	-	-	2	23	7	203
Other consumer	-	-	-	-	-	-	-	-
Total consumer	5	180	-	-	2	23	7	203
Total loans	18	$1,115	10	$639	10	$638	38	$2,392

At December 31, 2014
Real estate loans:
One- to four-family residential	14	$1,148	5	$558	11	$735	30	$2,441
Commercial real estate	1	12	-	-	-	-	1	12
Construction and land	1	28	-	-	2	22	3	50
Total real estate	16	1,188	5	558	13	757	34	2,503
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	6	54	2	25	1	10	9	89
Other consumer	-	-	1	6	-	-	1	6
Total consumer	6	54	3	31	1	10	10	95
Total loans	22	$1,242	8	$589	14	$767	44	$2,598

The decrease in delinquent loans at March 31, 2015 compared to December 31, 2014 was primarily attributable to loans that were paid off or brought to a current status.

Classified Assets. The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at March 31, 2015 and December 31, 2014 include approximately $1.7 million and $2.6 million of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $18,000 and $27,000 at March 31, 2015 and December 31, 2014, respectively.

	At March 31,	At December 31,
	2015	2014
	(Dollars in thousands)
	(Unaudited)
Classifed assets:
Substandard loans (1)	$2,023	$2,887
Doubtful loans	-	-
Loss loans	-	-
Real estate owned and other	-	-
Real estate owned and other repossessed assets	457	467
Total classified assets	$2,480	$3,354

(1) Includes non-accruing loans that are more than 90 days past due.

The decrease in classified assets to $2.5 million at March 31, 2015 from $3.4 million at December 31, 2014 is the continuation of a trend of declining classified assets that has been ongoing since 2009. This decrease was primarily due to the enhanced review of our nonperforming assets, which resulted in significant charge-offs and losses on sales of real estate owned as well as loans paying off. The largest component of classified loans is commercial real estate loans which totaled $1.2 million, or 60.8% of our total classified loans, at March 31, 2015. Our largest classified loan relationship, was a commercial real estate relationship totaling $594,000 at March 31, 2015.

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

	At March 31,	At December 31,
	2015	2014
	(Dollars in thousands)
	(Unaudited)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,433	$1,811
Commercial real estate	11	729
Construction and land	204	207
Total real estate	1,648	2,747
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	81	151
Other consumer	-	-
Total consumer	81	151
Total loans	1,729	2,898

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	-	-
Commercial real estate	-	-
Construction and land	-	-
Total real estate	-	-
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	-	-
Other consumer	-	-
Total consumer	-	-
Total loans	-	-

Total non-performing loans	1,729	2,898

Real estate owned and other repossessed assets:
Real estate loans:
One- to four-family residential	-	-
Commercial real estate	397	397
Construction and land	60	70
Total real estate	457	467
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	-	-
Other consumer	-	-
Total consumer	-	-
Total real estate owned before loans
in redemption	457	467
Loans in redemption (1)	-	-
Total real estate owned and other
repossessed assets	457	467

Total non-performing assets	$2,186	$3,365

(table continues on following page)

	At March 31,	At December 31,
	2015	2014
	(Dollars in thousands)
	(Unaudited)
Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$978	$916
Commercial real estate	282	286
Construction and land	260	134
Total real estate	1,520	1,336
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	79	2
Other consumer	-	-
Total consumer	79	2
Total loans	$1,599	$1,338

Total non-performing loans and troubled
debt restructurings	$3,328	$4,236

Ratios:
Non-performing loans to total loans	1.80%	3.20%
Non-performing assets to total assets	1.76%	2.75%
Non-performing assets and troubled debt
restructurings to total assets	2.68%	3.46%

(1) Represents real estate that is subject to the redemption period under Michigan law.

Non-performing assets decreased to $2.2 million, or 1.76% of total assets, at March 31, 2015 from $3.4 million, or 2.75% of total assets, at December 31, 2014. Nonperforming commercial real estate loans decreased $718,000 to $11,000, or 0.6% of total non-performing loans, at March 31, 2015 from $729,000, or 25.2% of total non-performing loans at December 31, 2014. One-to four- family residential nonperforming loans decreased $378,000 to $1.4 million on March 31, 2015 from $1.8 million at December 31, 2014. Our largest non-performing loan relationship was a one-to-four family residential mortgage relationship totaling $258,000 at March 31, 2015.

Other Loans of Concern. At March 31, 2015, there were $304,000 of loans designated by management as “special mention,” of which $173,000 is related to one commercial real estate relationship at March 31, 2015 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. Net income for the three months ended March 31, 2015 was $30,000, compared to net loss of $246,000 for the three months ended March 31, 2014, an increase of $276,000. The increase in earnings was primarily due to increases in net interest income, other non-interest income, and decreases in occupancy and equipment and professional fees. The increase in non-interest income is a result of residential mortgage loan sales volume increasing due to rate decreases which resulted in an increase in gains booked of $58,000. We also have a decline in occupancy and equipment expense due to the Decatur branch sale that occurred on January 24, 2014.

Interest Income. Interest income increased $130,000, or 12.4%, to $1.2 million for the three months ended March 31, 2015 from $1.0 million for the three months ended March 31, 2014. This increase was primarily attributable to a $145,000 increase in interest and fee income on loans receivable. Approximately, $119,000 of interest income was collected on a paid off nonaccrual loan. The average balance of loans during the three months ended March 31, 2015 increased $3.8 million to $91.4 million compared to $87.6 million for the three months ended March 31, 2014, and the average yield on loans increased by 46 basis points to 4.93% for the three months ended March 31, 2015 from 4.47% for the three months ended March 31, 2014. The average balance of investment securities decreased $2.9 million to $12.6 million for the three months ended March 31, 2015 from $15.5 million for the three months ended March 31, 2014, while the average yield on investment securities decreased by 6 basis point to 1.37% for the three months ended March 31, 2015 from 1.43% for the three months ended March 31, 2014, resulting in income on securities decreasing.

Interest Expense. Total interest expense decreased $7,000, or 5.5%, to $126,000 for the three months ended March 31, 2015 from $133,000 for the three months ended March 31, 2014. Interest expense on deposit accounts decreased $13,000, or 12.0%, to $99,000 for the three months ended March 31, 2015 from $112,000 for the three months ended March 31, 2014. The decrease was primarily due to a decrease of 7 basis points in the average cost of interest-bearing deposits to 0.46% for the three months ended March 31, 2015 from 0.53% for the three months ended March 31, 2014, reflecting the declining interest rate environment, however, there was an increase of $1.2 million, or 1.4%, in the average balance of deposits to $87.4 million for the three months ended March 31, 2015 from $86.2 million for the three months ended March 31, 2014. The increase in deposits is in demand deposit of $9.7 million and $1.8 million in savings for the three months ended March 31, 2015. This was offset partially by declines of $4.0 million in money market accounts and $6.4 million in certificates of deposit for the three months ended March 31, 2015.

Interest expense on FHLB-Indianapolis advances increased $6,000 to $27,000 for the three months ended March 31, 2015 from $21,000 for the three months ended March 31, 2014. The average balance of advances increased by $1.8 million to $9.4 million for the three months ended March 31, 2015 from $7.6 million for the three months ended March 31, 2014. Borrowing increased $10.0 million to fund the Decatur branch sale on January 24, 2014. The average cost on the advances increased 4 basis points to 1.17% for the three months ended March 31, 2015 from 1.13% for the three months ended March 31, 2014.

Net Interest Income. Net interest income increased $137,000, or 15.0%, to $1.0 million for the three months ended March 31, 2015 from $911,000 for the three months ended March 31, 2014. The increase reflected an increase in our interest rate spread to 3.55% for the three months ended March 31, 2015 from 3.19% for the three months ended March 31, 2014, and an increase in our net interest margin to 3.65% for the three months ended March 31, 2015 from 3.29% for the three months ended March 31, 2014. The increase in our interest rate spread and net interest margin reflected primarily the increase in interest income in net loans and a decrease in interest expense on deposits.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $0 for the three months ended March 31, 2015 and $0 for the three months ended March 31, 2014. The allowance for loan losses was $1.1 million, or 1.12% of total loans, at March 31, 2015, compared to $1.1 million, or 1.29% of total loans, at March 31, 2014. Total nonperforming loans were $1.7 million at March 31, 2015, compared to $2.9 million at March 31, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 62.0% at March 31, 2015 compared to 39.0% at March 31, 2014. At March 31, 2015, $576,000 of the $1.7 million in nonperforming loans were contractually current, compared to $1.3 million of $2.6 million at March 31, 2014.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2015 and March 31, 2014. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $42,000, or 22.2%, to $229,000 for the three months ended March 31, 2015 from $188,000 for the three months ended March 31, 2014. The increase was primarily due to an increase of $58,000 in income from mortgage banking activities, which includes gains on sale of loans and changes in the value of mortgage servicing rights. Gains on sale of loans increased as originations, particularly on new home purchases, increased during the period.

Non-Interest Expense. Non-interest expense decreased $98,000, or 7.3%, to $1.2 million for the three months ended March 31, 2014 from $1.3 million for the three months ended March 31, 2014. The decrease primarily reflected a decrease of $29,000 in occupancy and equipment and $15,000 in professional fees. Occupancy and equipment decreased as a result of the Decatur branch sale on January 24, 2014. Professional fees declined due to the leveling off of expenses associated with becoming a public company as well as legal expenses associated with non-performing loans. At this time, we do not expect any reductions in non-interest expenses related to our participation in the defined benefit plan because of the continued participation in the plan.

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

	For the Three Months Ended March 31,
	2014	2015		2014
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$91,442	$1,111	4.93%	$87,632	$966	4.47%
Investment securities	12,607	43	1.37	15,459	54	1.43
Other interest-earning assets (2)	12,532	20	0.64	9,363	24	1.02
Total interst-earning assets	116,581	1,174	4.08	112,454	1,044	3.77
Noninterest-earning assets	6,666			8,188
Allowance for loan losses	(1,071)			(1,119)
Total assets	$122,176			$119,523

Interest-earning liabilities:
Demand deposits	$25,733	24	0.38%	$16,005	7	0.19%
Money market accounts	20,596	15	0.29	24,554	18	0.29
Savings accounts	13,976	7	0.20	12,171	4	0.14
Certificates of deposit	27,127	53	0.79	33,477	83	1.00
Total deposits	87,432	99	0.46	86,207	112	0.53

FHLB-Indianapolis advances	9,378	27	1.17	7,567	21	1.13
Total interest-bearing liabilities	96,810	126	0.53	93,774	133	0.58

Noninterest-bearing demand deposits	12,438			13,133
Other noninterest-bearing liabilities	662			1,431
Total liabilities	109,910			108,338
Equity	12,266			11,185
Total liabilities and equity	$122,176			$119,523

Net interest income		$1,048			$911
Net interest spread (3)			3.55%			3.19%
Net interest-earning assets (4)	$19,771			$18,680
Net interest margin (5)			3.65%			3.29%
Average interest-earning assets to
interest-bearing liabilities			120.42%			119.92%

(1)	Yield and rates are annualized.
(2)	Consists of stock in the FHLB-Indianapolis and interest bearing deposits in other banks.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities. We also have the ability to borrow from the FHLB-Indianapolis. At March 31, 2015, we had the capacity to borrow approximately $11.1 million from the FHLB-Indianapolis and an additional $2.0 million on a line of credit with the FHLB-Indianapolis and United Bankers Bank. At March 31, 2015 and December 31, 2014, we had $11.0 million and $10.0 million, respectively, outstanding in advances from the FHLB-Indianapolis.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $506,000 and $402,000 for the three months ended March 31, 2015 and 2014, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loan, proceeds from maturing securities and pay downs of mortgage-backed securities and the 2014 net payment on the sale of the branch, was $5.2 million and $13.1 million for three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, net cash provided by financing activities was $1.3 million and $11.2 million, which consisted primarily of the activity in deposit accounts, the Federal Home Loan Bank advances, and proceeds from the stock conversion.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2015, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $12.4 million, or 10.12% of adjusted total assets, which is above the required level of $4.9 million, or 4.00%; the common equity tier 1 capital ratio of $12.4 million, or 15.54%, which is above the required level of $3.6 million or 4.5% and the total capital ratio of $13.4 million, or 16.79% of risk-weighted assets, which is above the required level of $6.4 million, or 8.0%. We have opted-out of the accumulated other comprehensive income (AOCI) capital rule that went into effect on January 1, 2015. At December 31, 2014, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $12.3 million, or 10.03% of adjusted total assets, which is above the required level of $6.1 million, or 5.00%; and total risk-based capital of $13.2 million, or 17.87% of risk-weighted assets, which is above the required level of $7.4 million, or 10.00%. Accordingly, the Bank was categorized as well capitalized at March 31, 2015 and December 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. Generally Accepted Accounting Principles are not recorded in our financial statements. These transactions involved, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer’s request for fun ding and take the form of loan commitments, lines of credit and standby letters of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures above market risk are not required by smaller reporting companies, such as the Company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

During the quarter ended March 31, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

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

Edgewater Bancorp, Inc.

Date: May 13, 2015	/s/ Richard E. Dyer
Richard E. Dyer
President and Chief Executive Officer

Date: May 13, 2015	/s/ Coleen S. Frens-Rossman
Coleen S. Frens-Rossman
Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Edgewater Bancorp, Inc.*
3.2	Bylaws of Edgewater Bancorp, Inc.*
31.1	Certification of Richard E. Dyer, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Richard E. Dyer, President and Chief Executive Officer, and Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements**

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191125)

