Form 10-Q
period 2015-06-30
Edgewater Bancorp, Inc.
filed 2015-08-14
CIK 1584770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000-55129

Edgewater Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-3687434
(State or other jurisdiction of	(I.R.S. Employer
in Company or organization)	Identification Number)

321 Main Street, St. Joseph, Michigan	49085
(Address of Principal Executive Offices)	Zip Code

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

YES ☐     NO ☒

As of August 7, 2015, there were issued and outstanding 667,898 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Edgewater Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Financial Statements

Edgewater Bancorp, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$875,523	$763,968
Interest-bearing demand deposits in banks	6,797,649	12,680,629
Cash and cash equivalents	7,673,172	13,444,597

Available-for-sale securities	11,827,163	12,718,065
Loans held for sale	820,462	48,300
Loans receivable, net of allowance for losses of $1,024,078 and $1,075,351, respectively	107,455,032	89,479,525
Premises and equipment, net	3,780,815	3,912,291
Federal Home Loan Bank (FHLB) stock	686,200	1,078,900
Other real estate, net	556,000	467,000
Interest receivable	303,978	302,777
Mortgage servicing rights	415,980	432,105
Other assets	484,703	460,562

Total assets	$134,003,505	$122,344,122

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest bearing	$13,919,547	$11,730,674
Interest-bearing	88,148,178	86,762,438
Total deposits	102,067,725	98,493,112

Federal Home Loan Bank advances	17,600,000	10,000,000
Accrued and other liabilities	942,274	547,550
Total liabilities	120,609,999	109,040,662

Commitments and Contingencies

Temporary Equity
ESOP shares subject to mandatory redemption	33,034	22,193

Stockholders' Equity
Common Stock-shares authorized 7,000,000: shares issued and outstanding 667,898 at $.01 par value	6,679	6,679
Paid-in-capital	4,683,434	4,683,434
Retained earnings	8,650,063	8,607,914
Accumulated other comprehensive income (loss)	20,296	(16,760)
Total equity	13,360,472	13,281,267

Total liabilities and stockholders' equity	$134,003,505	$122,344,122

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Interest Income
Loans, including fees	$1,127,962	$970,729	$2,239,240	$1,936,628
Debt securities
Taxable	29,453	38,035	59,865	80,258
Tax-exempt	11,675	12,171	23,847	24,351
Federal Home Loan Bank stock	8,142	13,021	21,762	32,543
Other	3,478	4,498	9,684	8,533
Total interest income	1,180,710	1,038,454	2,354,398	2,082,313

Interest Expense
Deposits	98,120	92,265	196,633	204,199
Federal Home Loan Bank advances	32,232	27,774	59,367	48,768
Total interest expense	130,352	120,039	256,000	252,967

Net interest income	1,050,358	918,415	2,098,398	1,829,346

Provision for loan losses	15,000	-	15,000	-

Net Interest Income After Provision for Loan Losses	1,035,358	918,415	2,083,398	1,829,346

Noninterest income
Service charges, deposits	99,029	95,921	191,921	185,265
Mortgage banking activities	103,096	38,482	204,393	81,658
Other	27,741	17,480	62,874	72,592
Total noninterest income	229,866	151,883	459,188	339,515

Noninterest expense
Salaries and employee benefits	668,183	616,043	1,307,345	1,256,633
Occupancy and equipment	189,880	202,390	390,162	431,579
Data processing	134,251	135,364	265,884	274,954
(Gain) loss on sale of other real estate, net	-	(22,039)	4,000	(14,995)
Interchange	27,288	18,681	48,791	34,275
Advertising	20,119	18,851	33,224	43,388
FDIC insurance premiums	17,503	34,344	54,587	75,744
Other real estate	7,814	18,277	13,343	27,129
Professional fees	107,445	148,587	225,990	281,761
Insurance	14,853	18,354	29,810	41,902
Other	66,014	56,914	127,301	138,385
Total noninterest expense	1,253,350	1,245,766	2,500,437	2,590,755

Net Income (Loss) Before Income Taxes	11,874	(175,468)	42,149	(421,894)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$11,874	$(175,468)	$42,149	$(421,894)

Basic and Diluted Earnings (Loss) Per Share	$0.02	$(0.29)	$0.07	$(0.75)

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net Income (Loss)	$11,874	$(175,468)	$42,149	$(421,894)

Other Comprehensive Income (Loss)

Net change in unrealized gains (losses) on investment securities available-for-sale	(16,269)	35,066	37,056	91,473

Less: reclassification adjustment for realized gains (losses) included in net income (loss)	-	-	-	-

Other comprehensive income (loss) before income tax	(16,269)	35,066	37,056	91,473

Tax expense (benefit), net of deferred tax asset valuation impact of ($5,531), $11,922, $12,599 and $31,101, respectively	-	-	-	-

Comprehensive Income (Loss)	$(4,395)	$(140,402)	$79,205	$(330,421)

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	(Unaudited)
					Accumulated
					Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2015	667,898	$6,679	$4,683,434	$8,607,914	$(16,760)	$13,281,267
Net income	-	-	-	42,149	-	42,149
Other comprehensive income	-	-	-	-	37,056	37,056

Balance at June 30, 2015	667,898	$6,679	$4,683,434	$8,650,063	$20,296	$13,360,472

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Operating activities:
Net income (loss)	$42,149	$(421,894)
Items not requiring cash:
Depreciation	214,293	237,123
Provision for loan losses	15,000	-
Amortization of premiums on securities	50,453	62,541
Change in fair value of mortgage servicing rights	14,023	11,892
(Gain) loss on sale of other real estate	4,000	(14,995)
ESOP shares earned	10,841	11,151
Amortization of mortgage servicing rights	58,495	52,116
Loans originated for sale	(7,449,115)	(2,515,531)
Proceeds from loans sold	6,745,999	1,771,362
Gain on sale of loans	(125,439)	(32,264)
Loss (gain) on sale of premises and equipment	-	1,215
Net change in:
Interest receivable and other assets	(25,343)	132,022
Interest payable and other liabilities	394,724	308,635
Net cash used in operating activities	(49,920)	(396,627)

Investing activities:
Proceeds from calls and maturities of available-for-sale securities	877,505	2,207,459
Proceeds from sale of FHLB Stock	392,700	2,207,459
Net change in loans	(18,089,507)	(526,599)
Proceeds from sale of other real estate	6,000	362,792
Payment for sale of branch, net	-	(13,112,513)
Proceeds from sale of premises and equipment	-	6,538
Purchases of premises and equipment	(82,817)	(39,623)
Net cash used in investing activities	(16,896,119)	(8,894,487)

Financing activities:
Proceeds from stock conversion	-	2,368,033
Net change in deposits	3,574,614	(1,571,993)
Proceeds from Federal Home Loan Bank advances	11,100,000	10,000,000
Repayment of Federal Home Loan Bank advances	(3,500,000)	-
Net cash provided by financing activities	11,174,614	10,796,040

Net Change in Cash and Cash Equivalents	(5,771,425)	1,504,926

Cash and Cash Equivalents, Beginning of Period	13,444,597	10,322,076

Cash and Cash Equivalents, End of Period	$7,673,172	$11,827,002

Additional Cash Flows Information:
Interest paid	$216,948	$217,341
Loans transferred to other real estate	99,000	207,000
Capitalization of mortgage serving rights	56,393	14,942

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

On January 16, 2014, in accordance with a Plan of Conversion and Reorganization, the Bank completed a mutual–to-stock conversion pursuant to which the Bank became the wholly owned subsidiary of Edgewater Bancorp, Inc. (the “Company”), a Maryland stock holding corporation. In connection with the Conversion, the Company sold 667,898 shares of common stock, at an offering price of $10 per share. The Company’s stock began being quoted on the OTC Bulletin Board on January 17, 2014 under the symbol “EGDW,” and is currently quoted on the OTCQB operated by OTC Markets Group, Inc. under the symbol “EGDW.”

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

Note 2: Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, certain information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month period ended June 30, 2015, are not necessarily indicative of the results which may be expected for the entire year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company as of December 31, 2014 included in Edgewater Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 3: Principles of Consolidation

The consolidated financial statements include the accounts of the Edgewater Bancorp, Inc. and its wholly owned subsidiary, Edgewater Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4: Securities

The amortized cost and approximate fair values of investment securities are as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$4,978,004	$8,121	$29,064	$4,957,061
State and political subdivisions	3,057,702	17,001	4,893	3,069,810
Mortgage-backed-Government Sponsored Enterprise (GSE)-residential	2,937,483	27,333	9,604	2,955,212
Collateralized mortgage obligations-GSE	833,678	11,402	-	845,080

Total available-for-sale securities	$11,806,867	$63,857	$43,561	$11,827,163

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. Government and federal agency	$5,002,617	$3,230	$66,017	$4,939,830
State and political subdivisions	3,354,828	20,436	14,179	3,361,085
Mortgage-backed-Government Sponsored Enterprise (GSE)-residential	3,357,163	32,790	5,951	3,384,002
Collateralized mortgage obligations-GSE	1,020,217	12,931	-	1,033,148

Total available-for-sale securities	$12,734,825	$69,387	$86,147	$12,718,065

The amortized cost and fair value of investment securities at June 30, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)

Within one year	$1,501,778	$1,512,796	$795,000	$795,723
After one through five years	6,533,928	6,514,075	7,562,445	7,505,192
	8,035,706	8,026,871	8,357,445	8,300,915
Mortgage-backed - GSE residential	2,937,483	2,955,212	3,357,163	3,384,002
Collateralized debt obligations	833,678	845,080	1,020,217	1,033,148

	$11,806,867	$11,827,163	$12,734,825	$12,718,065

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $295,617 at June 30, 2015 (unaudited) and $345,931 at December 31, 2014.

For the six month period ended June 30, 2015 and June 30, 2014, there were no sales of securities available-for-sale.

Certain investments in debt securities have fair values at an amount less than their historical cost. Total fair value of these investments at June 30, 2015 (unaudited) and December 31, 2014 was $5,542,768 and $6,066,781, which is approximately 47% and 48%, respectively, of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates since the securities were purchased.

Management believes the declines in fair value for these investment securities are temporary.

Should the impairment of any of these investment securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Investment securities with unrealized losses were as follows:

	June 30, 2015
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$-	$-	$3,521,872	$29,064	$3,521,872	$29,064
State and political subdivisions	399,992	8	495,115	4,885	895,107	4,893
Mortgage-backed -GSE residential	1,125,789	9,604	-	-	1,125,789	9,604

	$1,525,781	$9,612	$4,016,987	$33,949	$5,542,768	$43,561

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
U.S. Government and federal agency	$-	$-	$3,492,139	$66,017	$3,492,139	$66,017
State and political subdivisions	804,572	2,604	488,425	11,575	1,292,997	14,179
Mortgage-backed -GSE residential	1,281,645	5,951	-	-	1,281,645	5,951

	$2,086,217	$8,555	$3,980,564	$77,592	$6,066,781	$86,147

The unrealized losses on the Company’s investments in direct obligations of U.S. Government and federal agencies, state and political subdivision and mortgage-backed GSE residential securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015, and December 31, 2014.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past-due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. There were no changes in the Company’s nonaccrual policy during the six month-end periods ended June 30, 2015 (unaudited) and June 30, 2014 (unaudited).

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

Categories of loans receivable include:

	June 30	December 31,
	2015	2014
	(Unaudited)
Real estate loans:
Residential 1-4 family	$46,461,293	$45,353,599
Commercial	33,685,444	27,908,662
Construction and land	2,201,250	1,523,281
Total real estate	82,347,987	74,785,542
Commercial and industrial	6,194,559	5,536,805
Warehouse Line	10,000,000	-
Consumer loans:
Home equity loans and lines of credit	9,043,695	9,331,608
Other consumer loans	884,558	883,864
Total consumer	9,928,253	10,215,472
Gross loans	108,470,799	90,537,819
Less
Net deferred loan fees	(8,311)	(17,057)
Allowance for loan losses	1,024,078	1,075,351
Net loans	$107,455,032	$89,479,525

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

The following presents by portfolio segment, the activity in the allowance for loan losses:

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
Three Months Ended June 30, 2015:
Balance, beginning of period	$207,083	$520,099	$226,716	$28,812	$88,377	$1,071,087
Provision (credit) for loan losses	(14,707)	15,110	2,868	26,176	(14,447)	15,000
Loans charged to the allowance	-	(56,651)	-	-	(18,657)	(75,308)
Recoveries of loans previously charged off	12,700	599	-	-	-	13,299

Balance, end of period	$205,076	$479,157	$229,584	$54,988	$55,273	$1,024,078

Six Months Ended June 30, 2015:
Balance, beginning of period	$222,618	$503,621	$248,388	$-	$100,724	$1,075,351
Provision (credit) for loan losses	(30,242)	35,852	(18,804)	54,988	(26,794)	15,000
Loans charged to the allowance	-	(62,015)	-	-	(18,657)	(80,672)
Recoveries of loans previously charged off	12,700	1,699	-	-	-	14,399

Balance, end of period	$205,076	$479,157	$229,584	$54,988	$55,273	$1,024,078

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
Three Months Ended June 30, 2014:
Balance, beginning of period	$221,963	$578,929	$157,510	$-	$173,209	$1,131,611
Provision (credit) for loan losses	9,981	(23,566)	(26,291)	-	39,876	-
Loans charged to the allowance	-	-	-	-	(50,116)	(50,116)
Recoveries of loans previously charged off	310	600	-	-	-	910

Balance, end of period	$232,254	$555,963	$131,219	$-	$162,969	$1,082,405

Six Months Ended June 30, 2014:
Balance, beginning of period	$188,325	$587,331	$138,268	$-	$147,217	$1,061,141
Provision (credit) for loan losses	62,303	(120,722)	(7,049)	-	65,468	-
Loans charged to the allowance	(20,984)	-	-	-	(50,116)	(71,100)
Recoveries of loans previously charged off	2,610	89,354	-	-	400	92,364

Balance, end of period	$232,254	$555,963	$131,219	$-	$162,969	$1,082,405

The following presents the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2015 and December 31, 2014:

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
At June 30, 2015:
Allowance:
Balance, end of period	$205,076	$479,157	$229,584	$54,988	$55,273	$1,024,078
Ending balance: individually evaluated for impairment	$19,095	$1,006	$-	$-	$261	$20,362
Ending balance: collectively evaluated for impairment	$185,981	$478,151	$229,584	$54,988	$55,012	$1,003,716
Loans:
Ending balance	$46,461,293	$35,886,694	$6,194,559	$10,000,000	$9,928,253	$108,470,799
Ending balance individually evaluated for impairment	$2,320,646	$387,503	$-	$-	$192,836	$2,900,985
Ending balance collectively evaluated for impairment	$44,140,647	$35,499,191	$6,194,559	$10,000,000	$9,735,417	$105,569,814

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
At December 31, 2014:
Allowance:
Balance, end of period	$222,618	$503,621	$248,388	$-	$100,724	$1,075,351
Ending balance: individually evaluated for impairment	$16,325	$644	$-	$-	$533	$17,502
Ending balance: collectively evaluated for impairment	$206,293	$502,977	$248,388	$-	$100,191	$1,057,849
Loans:
Ending balance	$45,353,599	$29,431,943	$5,536,805	$-	$10,215,472	$90,537,819
Ending balance individually evaluated for impairment	$2,727,712	$1,356,103	$-	$-	$152,879	$4,236,694
Ending balance collectively evaluated for impairment	$42,625,887	$28,075,840	$5,536,805	$-	$10,062,593	$86,301,125

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2015:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Consumer	Total
	(Unaudited)

Pass (1-4)	$45,893,473	$31,109,724	$2,165,115	$6,194,559	$10,000,000	$8,982,135	$884,558	$105,229,564
Special Mention (5)	-	1,191,303	-	-	-	-	-	1,191,303
Substandard (6)	567,820	1,384,417	36,135	-	-	61,560	-	2,049,932
Doubtful (7)	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-

Total	$46,461,293	$33,685,444	$2,201,250	$6,194,559	$10,000,000	$9,043,695	$884,558	$108,470,799

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2014:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Consumer	Total

Pass (1-4)	$44,618,696	$25,726,754	$1,344,107	$5,536,805	$-	$9,321,255	$883,864	$87,431,481
Special Mention (5)	-	219,157	-	-	-	-	-	219,157
Substandard (6)	734,903	1,962,751	179,174	-	-	10,353	-	2,887,181
Doubtful (7)	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-

Total	$45,353,599	$27,908,662	$1,523,281	$5,536,805	$-	$9,331,608	$883,864	$90,537,819

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2015:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg
	(Unaudited)

Residential 1-4 family	$212,351	$455,360	$567,820	$1,235,531	$45,225,762	$46,461,293	$-
Commercial real estate	-	-	-	-	33,685,444	33,685,444	-
Construction and land	-	2,231	36,135	38,366	2,162,884	2,201,250	-
Commercial and industrial	-	-	-	-	6,194,559	6,194,559	-
Warehouse Line	-	-	-	-	10,000,000	10,000,000	-
Home equity	65,350	9,229	61,560	136,139	8,907,556	9,043,695	-
Other consumer	-	-	-	-	884,558	884,558	-

	$277,701	$466,820	$665,515	$1,410,036	$107,060,763	$108,470,799	$-

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2014:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg
	(Unaudited)

Residential 1-4 family	$1,147,797	$557,817	$734,903	$2,440,517	$42,913,082	$45,353,599	$-
Commercial real estate	11,782		-	11,782	27,896,880	27,908,662	-
Construction and land	27,817	-	21,972	49,789	1,473,492	1,523,281	-
Commercial and industrial	-	-	-	-	5,536,805	5,536,805	-
Warehouse Line	-	-	-	-	-	-	-
Home equity	54,224	25,601	10,353	90,178	9,241,430	9,331,608	-
Other consumer	-	6,057	-	6,057	877,807	883,864	-

	$1,241,620	$589,475	$767,228	$2,598,323	$87,939,496	$90,537,819	$-

The following table presents the Company’s nonaccrual loans at June 30, 2015 and December 31, 2014. This table excludes performing troubled debt restructurings.

	June 30,	December 31,
	2015	2014
	(Unaudited)

Residential 1-4 family	$1,489,541	$1,397,529
Commercial real estate	10,582	729,032
Construction and land	38,366	49,789
Commercial and industrial	-	-
Warehouse Line	-	-
Home equity	112,611	76,937
Other consumer	-	-

	$1,651,100	$2,253,287

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

The following table presents impaired loans and specific valuation allowance based on class level at June 30, 2015:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)
Impaired loans without a specific allowance:
Recorded investment	$548,445	$278,492	$60,063	$-	$-	$140,736	$1,027,736
Unpaid principal balance	608,815	278,492	60,063	-	-	140,736	1,088,106

Impaired loans with a specific allowance:
Recorded investment	1,772,201	10,582	38,366	-	-	52,100	1,873,249
Unpaid principal balance	1,826,595	11,786	41,365	-	-	52,379	1,932,125
Specific allowance	19,095	105	901	-	-	261	20,362

Total impaired loans:
Recorded investment	2,320,646	289,074	98,429	-	-	192,836	2,900,985
Unpaid principal balance	2,435,410	290,278	101,428	-	-	193,115	3,020,231
Specific allowance	19,095	105	901	-	-	261	20,362

The following table presents average impaired loans based on class level for the three and six months ended June 30, 2015 and 2014:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)

Average recorded investment in impaired loans for the three months ended June 30, 2015	$1,885,667	$291,218	$121,337	$-	$-	$131,217	$2,429,439
Average recorded investment in impaired loans for the three months ended June 30, 2014	2,304,116	1,281,992	165,551	-	-	239,047	3,990,706

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)

Average recorded investment in impaired loans for the six months ended June 30, 2015	$2,007,269	$293,591	$137,998	$-	$-	$138,206	$2,577,064
Average recorded investment in impaired loans for the six months ended June 30, 2014	2,326,988	1,300,422	167,047	-	-	-	3,794,457

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2014:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)
Impaired loans without a specific allowance:
Recorded investment	$1,396,878	$1,003,575	$290,956	$-	$-	$86,296	$2,777,705
Unpaid principal balance	1,475,218	1,121,615	304,827	-	-	92,277	2,993,937

Impaired loans with a specific allowance:
Recorded investment	1,330,834	11,782	49,790	-	-	66,583	1,458,989
Unpaid principal balance	1,373,484	12,700	56,120	-	-	69,627	1,511,931
Specific allowance	16,325	46	598	-	-	533	17,502

Total impaired loans:
Recorded investment	2,727,712	1,015,357	340,746	-	-	152,879	4,236,694
Unpaid principal balance	2,848,702	1,134,315	360,947	-	-	161,904	4,505,868
Specific allowance	16,325	46	598	-	-	533	17,502

Interest income of $10,824, $21,520, $20,815, $38,212 and $61,499 was recognized on impaired loans for the three and six months ended June 30, 2015 (unaudited) and June 30, 2014 (unaudited) and for year-end December 31, 2014, respectively.

At June 30, 2015, the Company had loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

There were no newly classified troubled debt restructured loans for three months ended June 30, 2015 and June 30, 2014.

The following table presents information regarding troubled debt restructurings by class for the six months ended June 30, 2015 and 2014.

Newly classified troubled debt restructurings:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
(Unaudited)

Residential 1-4 family	-	$-	$-	1	$61,000	$61,000
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Warehouse Line	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-

	-	$-	$-	1	$61,000	$61,000

The troubled debt restructurings described above increased the allowance for loan losses by $0 and $178 for the three months ended June 30, 2015 and 2014, respectively and resulted in charge offs of $0 and $19,937 for the six months ended June 30, 2015 and 2014, respectively.

Newly restructured loans by type of modification:

	Interest			Total
	Only	Term	Combination	Modification
(Unaudited)
Six Months Ended June 30, 2015:

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

At June 30, 2015, the Company held no residential real estate as foreclosed property. Also, at June 30, 2015, there were no consumer mortgage loans in the process of foreclosure according to local requirements of the applicable jurisdictions.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 (unaudited) and for the year end December 31, 2014:

	June 30, 2015
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$4,957,061	$-	$4,957,061	$-
State and political subdivisions	3,069,810	-	3,069,810	-
Mortgage-backed - GSE residential	2,955,212		2,955,212
Collateralized mortgage obligations-GSE	845,080	-	845,080	-
Mortgage servicing rights	100,170	-	-	100,170

	December 31, 2014
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$4,939,830	$-	$4,939,830	$-
State and political subdivisions	3,361,085	-	3,361,085	-
Mortgage-backed - GSE residential	3,384,002		3,384,002
Collateralized mortgage obligations-GSE	1,033,148	-	1,033,148	-
Mortgage servicing rights	114,193	-	-	114,193

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2015 (unaudited) and the year ended December 31, 2014. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)

Balance, beginning of period	$108,754	$138,288	$114,193	$148,171
Total changes in fair value included in earnings	(8,584)	(2,006)	(14,023)	(11,889)

Balance, end of period	$100,170	$136,282	$100,170	$136,282

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 (unaudited) and December 31, 2014:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2015 (Unaudited)

Other real estate owned	$90,000	$-	$-	$90,000
Collateral-dependent impaired loans, Net of ALLL	$1,852,887	-	-	1,852,887

December 31, 2014

Other real estate owned	$190,000	$-	$-	$190,000
Collateral-dependent impaired loans, Net of ALLL	1,441,487	-	-	1,441,487

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At June 30, 2015 (Unaudited):

Other real estate owned	$90,000	Market comparable properties	Comparability adjustment (%)	Not available

Collateral-dependent impaired loans	$1,852,887	Market comparable properties	Marketability discount	10% - 15% (12%)

Mortgage servicing rights	100,170	Discounted cash flow	Constant prepayment rate	7.50%-18% (12.8%)
			Probability of default	1% - 8% (2.2%)
			Discount rate	5.8% - 14% (9.6%)

At December 31, 2014

Other real estate owned	$190,000	Market comparable properties	Comparability adjustment (%)	Not available

Collateral-dependent impaired loans	1,441,487	Market comparable properties	Marketability discount	10% - 15% (12%)

Mortgage servicing rights	114,193	Discounted cash flow	Constant prepayment rate	8.50%-16% (11.2%)
			Probability of default	1% - 8% (2.1%)
			Discount rate	7.6% - 13% (10.4%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
At June 30, 2015:
Financial assets:
Cash and cash equivalents	$7,673,172	$7,673,172	$-	$-
FHLB Stock	686,200	-	686,200	-
Loans held for sale	820,462	-	820,462
Loans , net of alloance for loan losses	107,455,032	-	-	108,553,000
Accrued interest receivable	303,978	-	303,978	-
Mortgage servicing rights	315,810	-	-	555,532

Financial liabilities:
Deposits	102,067,725	13,919,547	88,231,178	-
FHLB advances	17,600,000	-	17,720,000	-
Accrued interest payable	45,308	-	45,308	-

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
At December 31, 2014:
Financial assets:
Cash and cash equivalents	$13,444,597	$13,444,597	$-	$-
FHLB Stock	1,078,900	-	1,078,900	-
Loans held for sale	48,300	-	48,300	-
Loans , net of alloance for loan losses	89,479,525	-	-	89,756,000
Accrued interest receivable	302,777	-	302,777	-
Mortgage servicing rights	317,912	-	-	526,647

Financial liabilities:
Deposits	98,493,112	11,730,674	86,842,438	-
Federal Home Loan Bank advances	10,000,000	-	10,098,000	-
Accrued interest payable	6,256	-	6,256	-

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

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure,”  The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU were effective for annual periods, and interim periods within those annual period, beginning after December 15, 2014. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

Note 8: Earnings Per Share

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
	(Unaudited)	(Unaudited)

Net Income	$11,874	$42,149

Shares outstanding for basic EPS:

Average shares outstanding	667,898	667,898
Less: Average unearned ESOP shares	50,576	50,841
	617,322	617,057
Additional dilutive shares	-	-

Shares outstanding for basic and diluted EPS	617,322	617,057

Basic and diluted earnings per share	$0.02	$0.07

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months and six months ended June 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total Assets. Total assets increased by $11.7 million, or 9.5%, to $134.0 million at June 30, 2015 from $122.3 million at December 31, 2014. The increase was primarily the result of increases in loans and loans held for sale loans of $18.0 million and $772,000, respectively. This is partially offset by decreases in cash and cash equivalents of $5.8 million.

Net Loans. Net loans increased by $18.0 million, or 20.1%, to $107.5 million at June 30, 2015 from $89.5 million at December 31, 2014. During the six months ended June 30, 2015, one-to- four family residential real estate loans increased $1.1 million, or 2.4%, to $46.5 million at June 30, 2015 from $45.4 million at December 31, 2014; commercial real estate loans increased $5.8 million or 20.7%, to $33.7 million from $27.9 million; construction and land loans increased $678,000, or 44.5%, to $2.2 million from $1.5 million; commercial and industrial loans increased $658,000, or 11.9%, to $6.2 million to from $5.5 million; warehouse line increased $10.0 million or 100% from $0 at December 31, 2014 and consumer loans, including home equity loans and lines of credit, decreased $287,000, or 2.8%, to $9.9 million from $10.2 million. The increase in commercial real estate is the result of new customer relationships being established. The increase in construction and land is due to residential home construction beginning during the first six months. The increase in the warehouse line is due to the new volume received through a participation with another financial institution. These are 1-4 family residential loans that are held in the portfolio until they are funded by a third-party. The decreases in the remaining loan classes reflect repayments in excess of originations, and loan sales of refinanced loans.

Investment Securities. Investment securities available for sale decreased $891,000, or 7.0%, to $11.8 million at June 30, 2015. Mortgage-backed securities including collateralized mortgage obligations, decreased $429,000, or 12.7%, to $3.0 million at June 30, 2015 from $3.4 million at December 31, 2014, and states and political subdivision securities decreased $291,000, or 8.7%, to $3.1 million at June 30, 2015 from $3.4 million at December 31, 2014. U.S. government and federal agency securities increased $17,000, or 0.4%, to $5.0 million at June 30, 2015 from $4.9 million at December 31, 2014. There were no securities purchased during the second quarter of 2015. Net unrealized gains on securities recognized in accumulated other comprehensive income increased by $37,056 to an unrealized gain of $20,296 at June 30, 2015 compared to an unrealized loss of $16,700 at December 31, 2014. At June 30, 2015, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, state and political subdivision securities, and U.S. government and agency securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Real Estate Owned and Other Repossessed Assets. Real estate owned and held for sale increased $89,000, or 19.1% to $556,000 at June 30, 2015 from $467,000 at December 31, 2014, as we sold $10,000 of foreclosed properties, there was one foreclosed non-performing loan for $99,000, no recorded valuation adjustments and $4,000 in net loss on sales during the six months ended June 30, 2015. At June 30, 2015 our real estate owned included one land development property, one residential lot and two commercial real estate properties, the largest has a carrying value of $207,000.

Deposits. Deposits increased by $3.6 million, or 3.6%, to $102.1 million at June 30, 2015. Noninterest bearing increased $2.2 million or 18.7%, and interest-bearing deposits increased $1.4 million or 1.6% to $88.1 million at June 30, 2015 from $86.8 million at December 31, 2014.

Federal Home Loan Bank Advances and Other Liabilities. Federal Home Loan Bank advances increased $7.6 million, or 76.0% to $17.6 million at June 30, 2015 from $10 million at December 31, 2014. The $7.6 million increase, for the six months ended June 30, 2015, was due to increased loan growth. We partially funded the sale of the Decatur branch with $10.0 million in Federal Home Loan Bank advances during the first quarter of 2014. Other liabilities, which include, interest and accounts payable, customer escrow balances, and accruals for items such as employee pension and medical plans, increased $395,000 or 72.0%, to $942,000 at June 30, 2015 from $548,000 at December 31, 2014.

Total Equity. Total equity increased $79,205 or 0.6%, to $13.4 million at June 30, 2015. Retained earnings increased $42,149 due to net income at June 30, 2015, as well as an increase of $37,056 in accumulated other comprehensive income due to unrecognized gains on investment securities.

Delinquencies, Classified Assets and Non-Performing Assets

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2015 (unaudited)
Real estate loans:
One- to four-family residential	5	$213	8	$455	6	$568	19	$1,236
Commercial real estate	-	-	-	-	-	-	-	-
Construction and land	-	-	1	2	2	36	3	38
Total real estate	5	213	9	457	8	604	22	1,274
Commercial and industrial	-	-	-	-	-	-	-	-
Warehouse Line	-	-	-	-	-	-	-	-
Consumer loans:	-	-	-	-	-	-	-	-
Home equity loans and lines of credit	4	65	1	9	1	62	6	136
Other consumer	-	-	-	-	-	-	-	-
Total consumer	4	65	1	9	1	62	6	136
Total loans	9	$278	10	$466	9	$666	28	$1,410

At December 31, 2014
Real estate loans:
One- to four-family residential	14	$1,148	5	$558	11	$735	30	$2,441
Commercial real estate	1	12	-	-	-	-	1	12
Construction and land	1	28	-	-	2	22	3	50
Total real estate	16	1,188	5	558	13	757	34	2,503
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	6	54	2	25	1	10	9	89
Other consumer	-	-	1	6	-	-	1	6
Total consumer	6	54	3	31	1	10	10	95
Total loans	22	$1,242	8	$589	14	$767	44	$2,598

The decrease in delinquent loans at June 30, 2015 compared to December 31, 2014 was primarily attributable to loans that were paid off or brought to a current status.

Classified Assets. The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at June 30, 2015 and December 31, 2014 include approximately $1.7 million and $2.9 million of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $20,000 and $17,502 at June 30, 2015 and December 31, 2014, respectively.

	At June 30,	At December 31,
	2015	2014
	(Dollars in thousands)
	(Unaudited)
Classifed assets:
Substandard loans (1)	$2,050	$2,887
Doubtful loans	-	-
Loss loans	-	-
Real estate owned and other		-
Real estate owned and other repossessed assets (2)	556	467
Total classified assets	$2,606	$3,354

(1) Includes non-accruing loans that are more than 90 days past due.

The decrease in classified assets to $2.6 million at June 30, 2015 from $3.4 million at December 31, 2014 is the continuation of a trend of declining classified assets that has been ongoing since 2009. This decrease was primarily due to the enhanced review of our nonperforming assets, which resulted in charge-offs of $81,000 and losses on sales of real estate owned as well as loans paying off. The largest component of classified loans is commercial real estate loans which totaled $1.4 million, or 67.5% of our total classified loans, at June 30, 2015. Our largest classified loan relationship, was a commercial real estate relationship totaling $585,000 at June 30, 2015.

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
	(Dollars in thousands)
	(Unaudited)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,490	$1,811
Commercial real estate	11	729
Construction and land	38	207
Total real estate	1,539	2,747
Commercial and industrial	-	-
Warehouse line	-	-
Consumer loans:
Home equity loans and lines of credit	113	151
Other consumer	-	-
Total consumer	113	151
Total loans	1,652	2,898

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	-	-
Commercial real estate	-	-
Construction and land	-	-
Total real estate	-	-
Commercial and industrial	-	-
Warehouse line	-	-
Consumer loans:
Home equity loans and lines of credit	-	-
Other consumer	-	-
Total consumer	-	-
Total loans	-	-

Total non-performing loans	1,652	2,898

Real estate owned and other repossessed assets:
Real estate loans:
One- to four-family residential	-	-
Commercial real estate	397	397
Construction and land	159	70
Total real estate	556	467
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	-	-
Other consumer	-	-
Total consumer	-	-
Total real estate owned before loans in redemption	556	467
Loans in redemption (1)	-	-
Total real estate owned and other repossessed assets	556	467

Total non-performing assets	$2,208	$3,365

	At June 30,	At December 31,
	2015	2014
	(Dollars in thousands)
	(Unaudited)
Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$973	$916
Commercial real estate	278	286
Construction and land	60	134
Total real estate	1,311	1,336
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	79	2
Other consumer	-	-
Total consumer	79	2
Total loans	$1,390	$1,338

Total non-performing loans and troubled debt restructurings	$3,042	$4,236

Ratios:
Non-performing loans to total loans	1.52%	3.20%
Non-performing assets to total assets	1.65%	2.75%
Non-performing assets and troubled debt restructurings to total assets	2.27%	3.46%

(1) Represents real estate that is subject to the redemption period under Michigan law.

Non-performing assets decreased to $2.2 million, or 1.65% of total assets, at June 30, 2015 from $3.4 million, or 2.75% of total assets, at December 31, 2014. Nonperforming commercial real estate loans decreased $718,000 to $11,000, or 0.7% of total non-performing loans, at June 30, 2015 from $729,000, or 25.2% of total non-performing loans at December 31, 2014. One-to four- family residential nonperforming loans decreased $321,000 to $1.5 million on June 30, 2015 from $1.8 million at December 31, 2014. Our largest non-performing loan relationship was a one-to-four family residential mortgage relationship totaling $245,000 at June 30, 2015.

Other Loans of Concern. At June 30, 2015, there were $1.2 million of loans designated by management as “special mention,” of which $1.1 million is related to one commercial real estate relationship at June 30, 2015 where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General. Net income for the three months ended June 30, 2015 was $12,000, compared to net loss of $175,000 for the three months ended June 30, 2014, an increase of $187,000. The increase in earnings was primarily due to increases in net interest income, other non-interest income, and decreases in professional fees and FDIC insurance premiums. The increase in non-interest income is a result of residential mortgage loan sales volume increasing due to rate decreases which resulted in an increase in gains booked of $65,000. We also have a decline in occupancy and equipment expense due to the Decatur branch sale that occurred on January 24, 2014.

Interest Income. Interest income increased $142,000, or 13.7%, to $1.2 million for the three months ended June 30, 2015 from $1.0 million for the three months ended June 30, 2014. This increase was primarily attributable to a $157,000 increase in interest and fee income on loans receivable. The average balance of loans during the three months ended June 30, 2015 increased $15.3 million to $102.7 million compared to $87.3 million for the three months ended June 30, 2014, and the average yield on loans decreased by 5 basis points to 4.41% for the three months ended June 30, 2015 from 4.46% for the three months ended June 30, 2014. The average balance of investment securities decreased $2.2 million to $12.1 million for the three months ended June 30, 2015 from $14.3 million for the three months ended June 30, 2014, while the average yield on investment securities decreased by 5 basis point to 1.36% for the three months ended June 30, 2015 from 1.41% for the three months ended June 30, 2014, resulting in income on securities decreasing.

Interest Expense. Total interest expense increased $11,000, or 8.6%, to $130,000 for the three months ended June 30, 2015 from $120,000 for the three months ended June 30, 2014. Interest expense on deposit accounts increased $6,000, or 6.4%, to $98,000 for the three months ended June 30, 2015 from $92,000 for the three months ended June 30, 2014. The increase was a result of $5.1 million, or 6.2%, in the average balance on deposits to $87.3 million for the three months ended June 30, 2015 from $82.2 million for the three months ended June 30, 2014. The average cost of interest-bearing deposits was 0.45% for the three months ended June 30, 2015 and 0.45% for the three months ended June 30, 2014, reflecting the current interest rate environment. The increase in deposits is in demand deposits of $8.1 million and $1.2 million in savings for the three months ended June 30, 2015. This was offset partially by declines of $3.6 million in money market accounts and $569,000 in certificates of deposit for the three months ended June 30, 2015.

Interest expense on FHLB-Indianapolis advances increased $4,000 to $32,000 for the three months ended June 30, 2015 from $28,000 for the three months ended June 30, 2014. The average balance of advances increased by $4.1 million to $14.1 million for the three months ended June 30, 2015 from $10.0 million for the three months ended June 30, 2014. Borrowings increased $7.1 million to fund the loan growth activity for the three months ended June 30, 2015. Borrowing increased $10.0 million to fund the Decatur branch sale on January 24, 2014 for the three months ended June 30, 2014. The average cost on the advances decreased 0.20% basis points to 0.91% for the three months ended June 30, 2015 from 1.11% for the three months ended June 30, 2014.

Net Interest Income. Net interest income increased $132,000, or 14.4%, to $1.1 million for the three months ended June 30, 2015 from $918,000 for the three months ended June 30, 2014. The increase reflected an increase in our interest rate spread to 3.36% for the three months ended June 30, 2015 from 3.24% for the three months ended June 30, 2014, and an increase in our net interest margin to 3.45% for the three months ended June 30, 2015 from 3.33% for the three months ended June 30, 2014. The increase in our interest rate spread and net interest margin reflected primarily the increase in interest income in net loans and a flat yield paid on deposits.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $15,000 for the three months ended June 30, 2015 and $0 for the three months ended June 30, 2014. The additional provision for loan losses was needed because of the increase in outstanding loan balances during the three months ended June 30, 2015. The allowance for loan losses was $1.0 million, or .94% of total loans, at June 30, 2015, compared to $1.1 million, or 1.24% of total loans, at June 30, 2014. Total nonperforming loans were $1.6 million at June 30, 2015, compared to $2.5 million at June 30, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 62.0% at June 30, 2015 compared to 43.8% at June 30, 2014. At June 30, 2015, $584,000 of the $1.6 million in nonperforming loans were contractually current, compared to $1.5 million of $2.5 million at June 30, 2014.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2015 and June 30, 2014. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $78,000, or 51.3%, to $230,000 for the three months ended June 30, 2015 from $152,000 for the three months ended June 30, 2014. The increase was primarily due to an increase of $65,000 in income from mortgage banking activities, which includes gains on sale of loans and changes in the value of mortgage servicing rights. Gains on sale of loans increased as originations, particularly on new home purchases, increased during the period.

Non-Interest Expense. Non-interest expense increased $8,000, or 0.6%, to $1.3 million for the three months ended June 30, 2015 from $1.2 million for the three months ended June 30, 2014. The increase is primarily reflected an increase in salaries and employee benefit cost of $52,000. Occupancy and equipment decreased as a result of the Decatur branch sale on January 24, 2014. Professional fees declined $41,000 due to the leveling off of expenses associated with becoming a public company as well as legal expenses associated with non-performing loans. At this time, we do not expect any reductions in non-interest expenses related to our participation in the defined benefit plan because of the continued participation in the plan.

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

	For the Three Months Ended June 30,
	2015			2014
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$102,664	$1,128	4.41%	$87,315	$971	4.46%
Investment securities	12,136	41	1.36	14,295	50	1.41
Other interest-earning assets (2)	7,313	12	0.66	9,185	18	0.77
Total interst-earning assets	122,113	1,181	3.88	110,795	1,039	3.76
Noninterest-earning assets	7,063			7,257
Allowance for loan losses	(1,060)			(1,122)
Total assets	$128,116			$116,930

Interest-earning liabilities:
Demand deposits	$24,544	22	0.36%	$16,452	8	0.19%
Money market accounts	20,375	15	0.30	23,934	17	0.29
Savings accounts	14,386	7	0.32	13,233	6	0.18
Certificates of deposit	28,026	55	0.79	28,595	61	0.86
Total deposits	87,331	99	0.45	82,214	92	0.45

FHLB-Indianapolis advances	14,140	32	0.91	10,000	28	1.11
Total interest-bearing liabilities	101,471	131	0.52	92,214	120	0.52

Noninterest-bearing demand deposits	13,682			12,788
Other noninterest-bearing liabilities	885			778
Total liabilities	116,038			105,780
Equity	12,078			11,150
Total liabilities and equity	$128,116			$116,930

Net interest income		$1,050			$919
Net interest spread (3)			3.36%			3.22%
Net interest-earning assets (4)	$20,642			$18,581
Net interest margin (5)			3.45%			3.29%
Average interest-earning assets to interest-bearing liabilities			120.34%			114.46%

(1)	Yield and rates are annualized.
(2)	Consists of stock in the FHLB-Indianapolis and interest bearing deposits in other banks.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General. Net income for the six months ended June 30, 2015 was $42,000, compared to net loss of $422,000 for the six months ended June 30, 2014, an increase of $464,000. The increase in earnings was primarily due to increases in net interest income, other non-interest income, and decreases in occupancy and equipment expense and professional fees. The increase in non-interest income is a result of residential mortgage loan sales volume increasing due to rate decreases which resulted in an increase in gains booked of $123,000. We also have a decline in occupancy and equipment expense due to the Decatur branch sale that occurred on January 24, 2014.

Interest Income. Interest income increased $272,000, or 13.1%, to $2.4 million for the six months ended June 30, 2015 from $2.1 million for the six months ended June 30, 2014. This increase was primarily attributable to a $303,000 increase in interest and fee income on loans receivable. Approximately, $119,000 of interest income was collected on a paid off nonaccrual loan. The average balance of loans during the six months ended June 30, 2015 increased $9.7 million to $97.2 million compared to $87.5 million for the six months ended June 30, 2014, and the average yield on loans increased by 19 basis points to 4.65% for the six months ended June 30, 2015 from 4.46% for the six months ended June 30, 2014. The average balance of investment securities decreased $2.5 million to $12.4 million for the six months ended June 30, 2015 from $14.9 million for the six months ended June 30, 2014, while the average yield on investment securities decreased by 6 basis point to 1.36% for the six months ended June 30, 2015 from 1.42% for the six months ended June 30, 2014, resulting in income on securities decreasing.

Interest Expense. Total interest expense increased $3,000, or 1.2%, to $256,000 for the six months ended June 30, 2015 from $253,000 for the six months ended June 30, 2014. Interest expense on deposit accounts decreased $8,000 or 3.7%, to $197,000 for the six months ended June 30, 2015 from $204,000 for the six months ended June 30, 2014. The decrease was primarily due to a decrease of 4 basis points in the average cost of interest-bearing deposits to 0.45% for the six months ended June 30, 2015 from 0.49% for the six months ended June 30, 2014, reflecting the declining interest rate environment, however, there was an increase of $3.2 million, or 3.8%, in the average balance of deposits to $87.4 million for the six months ended June 30, 2015 from $84.2 million for the six months ended June 30, 2014. The increase in deposits is in demand deposits of $8.9 million and $1.5 million in savings for the six months ended June 30, 2015. This was offset partially by declines of $3.8 million in money market accounts and $3.4 million in certificates of deposit for the six months ended June 30, 2015.

Interest expense on FHLB-Indianapolis advances increased $10,000 to $59,000 for the six months ended June 30, 2015 from $49,000 for the six months ended June 30, 2014. The average balance of advances increased by $3.0 million to $11.8 million for the six months ended June 30, 2015 from $8.8 million for the six months ended June 30, 2014. Borrowings increased to fund the loan growth activity for the six months ended June 30, 2015. Borrowing increased $10.0 million to fund the Decatur branch sale on January 24, 2014 for the six months ended June 30, 2014. The average cost on the advances decreased 0.10% basis points to 1.02% for the six months ended June 30, 2015 from 1.12% for the six months ended June 30, 2014.

Net Interest Income. Net interest income increased $269,000, or 14.7%, to $2.1 million for the six months ended June 30, 2015 from $1.8 million for the six months ended June 30, 2014. The increase reflected an increase in our interest rate spread to 3.45% for the six months ended June 30, 2015 from 3.21% for the six months ended June 30, 2014, and an increase in net interest margin to 3.54% for the six months ended June 30, 2015 from 3.31% for the six months ended June 30, 2014. The increase in our interest rate spread and net interest margin reflected primarily the increase in interest income in net loans and a decrease in interest expense on deposits.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $15,000 for the six months ended June 30, 2015 and $0 for the six months ended June 30, 2014. See “Comparison of Operating Results for Three Months ended June 30, 2015 and 2014”. “Provision for Loan Losses” for additional information.

Non-Interest Income. Non-interest income increased $120,000, or 35.3%, to $459,000 for the six months ended June 30, 2015 from $340,000 for the six months ended June 30, 2014. The increase was primarily due to an increase of $123,000 in income from mortgage banking activities, which includes gains on sale of loans and changes in the value of mortgage servicing rights. Gains on sale of loans increased as originations, particularly on new home purchases, increased during the period.

Non-Interest Expense. Non-interest expense decreased $90,000, or 3.5%, to $2.5 million for the six months ended June 30, 2014 from $2.6 million for the six months ended June 30, 2014. The decrease primarily reflected a decrease of $41,000 in occupancy and equipment and $56,000 in professional fees. Occupancy and equipment decreased as a result of the Decatur branch sale on January 24, 2014. Professional fees declined due to the leveling off of expenses associated with becoming a public company as well as legal expenses associated with non-performing loans. At this time, we do not expect any reductions in non-interest expenses related to our participation in the defined benefit plan because of the continued participation in the plan.

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

	For the Six Months Ended June 30,
	2015			2014
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$97,206	$2,239	4.65%	$87,471	$1,937	4.46%
Investment securities	12,370	84	1.36	14,874	105	1.42
Other interest-earning assets (2)	9,908	31	0.64	9,203	41	0.90
Total interst-earning assets	119,484	2,354	3.97	111,548	2,083	3.76
Noninterest-earning assets	6,730			7,637
Allowance for loan losses	(1,066)			(1,120)
Total assets	$125,148			$118,065

Interest-earning liabilities:
Demand deposits	$25,134	46	0.37%	$16,229	15	0.19%
Money market accounts	20,485	29	0.29	24,242	35	0.29
Savings accounts	14,182	14	0.20	12,705	10	0.16
Certificates of deposit	27,579	108	0.79	31,022	144	0.94
Total deposits	87,380	197	0.45	84,198	204	0.49

FHLB-Indianapolis advances	11,771	59	1.02	8,790	49	1.12
Total interest-bearing liabilities	99,151	256	0.52	92,988	253	0.55

Noninterest-bearing demand deposits	13,064			12,960
Other noninterest-bearing liabilities	761			1,100
Total liabilities	112,976			107,048
Equity	12,172			11,017
Total liabilities and equity	$125,148			$118,065

Net interest income		$2,098			$1,830
Net interest spread (3)			3.45%			3.21%
Net interest-earning assets (4)	$20,333			$18,560
Net interest margin (5)			3.54%			3.31%
Average interest-earning assets to interest-bearing liabilities			120.51%			119.96%

(1)	Yield and rates are annualized.
(2)	Consists of stock in the FHLB-Indianapolis and interest bearing deposits in other banks.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities. We also have the ability to borrow from the FHLB-Indianapolis. At June 30, 2015, we had the capacity to borrow approximately $3.2 million from the FHLB-Indianapolis and an additional $2.0 million on a line of credit with the FHLB-Indianapolis and United Bankers Bank. At June 30, 2015 and December 31, 2014, we had $17.6 million and $10.0 million, respectively, outstanding in advances from the FHLB-Indianapolis.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $50,000 and $397,000 for the six months ended June 30, 2015 and 2014, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loan, proceeds from maturing securities and pay downs of mortgage-backed securities and the 2014 net payment on the sale of the branch, was $16.9 million and $11.1 million for six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, net cash provided by financing activities was $11.2 million and $10.8 million, which consisted primarily of the activity in deposit accounts, the Federal Home Loan Bank advances, and proceeds from the stock conversion.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2015, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $12.4 million, or 9.68% of adjusted total assets, which is above the required level of $5.1 million, or 4.00%; the common equity tier 1 capital ratio of $12.4 million, or 13.97%, which is above the required level of $4.0 million or 4.5% and the total capital ratio of $13.5 million, or 15.12% of risk-weighted assets, which is above the required level of $7.0 million, or 8.0%. We have opted-out of the accumulated other comprehensive income (AOCI) capital rule that went into effect on January 1, 2015. At December 31, 2014, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $12.3 million, or 10.03% of adjusted total assets, which is above the required level of $6.1 million, or 5.00%; and total risk-based capital of $13.2 million, or 17.87% of risk-weighted assets, which is above the required level of $7.4 million, or 10.00%. Accordingly, the Bank was categorized as well capitalized at June 30, 2015 and December 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Edgewater Bancorp, Inc.

Date: August 14, 2015	/s/ Richard E. Dyer
Richard E. Dyer
President and Chief Executive Officer

Date: August 14, 2015	/s/ Coleen S. Frens-Rossman
Coleen S. Frens-Rossman Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Edgewater Bancorp, Inc.*
3.2	Bylaws of Edgewater Bancorp, Inc.*
31.1	Certification of Richard E. Dyer, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Richard E. Dyer, President and Chief Executive Officer, and Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements*

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191125)

