Form 10-Q
period 2015-09-30
Edgewater Bancorp, Inc.
filed 2015-11-13
CIK 1584770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

YES ☐     NO ☒

As of November 2, 2015, there were issued and outstanding 667,898 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Edgewater Bancorp, Inc.

Form 10-Q

Index

		Page
	Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	3

	Condensed Consolidated Statements of Operations for the Three Months Ended and Nine Months Ended September 30, 2015 and 2014 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended and Nine Months Ended September 30, 2015 and 2014 (unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2015 (unaudited)	6

	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	48

	Part II. Other Information

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	49

Item 6.	Exhibits	49

	Signature Page	50

Part I. – Financial Information

Financial Statements

Edgewater Bancorp, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$796,987	$763,968
Interest-bearing demand deposits in banks	4,605,698	12,680,629
Cash and cash equivalents	5,402,685	13,444,597

Available-for-sale securities	11,037,312	12,718,065
Loans held for sale	541,621	48,300
Loans receivable, net of allowance for losses of $1,054,474 and $1,075,351, respectively	109,025,154	89,479,525
Premises and equipment, net	3,697,663	3,912,291
Federal Home Loan Bank (FHLB) stock	686,200	1,078,900
Other real estate, net	262,100	467,000
Interest receivable	320,077	302,777
Mortgage servicing rights	410,177	432,105
Other assets	442,171	460,562

Total assets	$131,825,160	$122,344,122

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest bearing	$13,131,493	$11,730,674
Interest-bearing	90,637,264	86,762,438
Total deposits	103,768,757	98,493,112

Federal Home Loan Bank advances	14,000,000	10,000,000
Accrued and other liabilities	620,177	547,550
Total liabilities	118,388,934	109,040,662

Commitments and Contingencies

Temporary Equity
ESOP shares subject to mandatory redemption	39,385	22,193

Stockholders' Equity
Common Stock-shares authorized 7,000,000: shares issued and outstanding 667,898 at $.01 par value	6,679	6,679
Paid-in-capital	4,683,434	4,683,434
Retained earnings	8,669,539	8,607,914
Accumulated other comprehensive income (loss)	37,189	(16,760)
Total equity	13,396,841	13,281,267

Total liabilities and stockholders' equity	$131,825,160	$122,344,122

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Interest Income
Loans, including fees	$1,167,746	$999,769	$3,406,986	$2,936,397
Debt securities
Taxable	29,105	32,959	88,970	113,217
Tax-exempt	10,938	12,173	34,785	36,524
Federal Home Loan Bank stock	5,423	13,166	27,185	45,709
Other	3,104	3,264	12,788	11,797
Total interest income	1,216,316	1,061,331	3,570,714	3,143,644

Interest Expense
Deposits	99,503	88,924	296,136	293,123
Federal Home Loan Bank advances	36,505	29,049	95,872	77,817
Total interest expense	136,008	117,973	392,008	370,940

Net Interest Income	1,080,308	943,358	3,178,706	2,772,704

Provision for Loan Losses	30,000	-	45,000	-

Net Interest Income After Provision for Loan Losses	1,050,308	943,358	3,133,706	2,772,704

Noninterest Income
Service charges, deposits	95,934	100,201	287,855	285,466
Mortgage banking activities	108,641	84,503	313,034	166,161
Other	32,184	24,093	95,058	96,685
Total noninterest income	236,759	208,797	695,947	548,312

Noninterest Expense
Salaries and employee benefits	657,809	629,678	1,965,154	1,886,311
Occupancy and equipment	205,589	202,368	595,751	633,947
Data processing	138,289	134,205	404,173	409,159
(Gain) loss on sale of other real estate, net	1,167	12,729	5,167	(2,266)
Interchange	23,107	22,843	71,898	57,118
Advertising	13,825	20,783	47,049	64,171
FDIC insurance premiums	23,305	38,526	77,892	114,270
Other real estate	12,716	40,927	26,059	68,056
Professional fees	117,513	148,890	343,503	430,651
Insurance	14,852	19,587	44,662	61,489
Other	59,419	59,641	186,720	198,026
Total noninterest expense	1,267,591	1,330,177	3,768,028	3,920,932

Net Income (Loss) Before Income Taxes	19,476	(178,022)	61,625	(599,916)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$19,476	$(178,022)	$61,625	$(599,916)

Basic and Diluted Earnings (Loss) Per Share	$0.03	$(0.29)	$0.10	$(1.03)

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net Income (Loss)	$19,476	$(178,022)	$61,625	$(599,916)

Other Comprehensive Income (Loss)

Net change in unrealized gains (losses) on investment securities available-for-sale	16,893	(4,975)	53,949	86,498

Less: reclassification adjustment for realized gains (losses) included in net income (loss)	-	-	-	-

Other comprehensive income (loss) before income tax	16,893	(4,975)	53,949	86,498

Tax expense (benefit), net of deferred tax asset valuation impact of $5,744, ($1,692), $18,343 and $29,409, respectively	-	-	-	-

Comprehensive Income (Loss)	$36,369	$(182,997)	$115,574	$(513,418)

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	(Unaudited)
					Accumulated
					Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2015	667,898	$6,679	$4,683,434	$8,607,914	$(16,760)	$13,281,267
Net income	-	-	-	61,625	-	61,625
Other comprehensive income	-	-	-	-	53,949	53,949

Balance at September 30, 2015	667,898	$6,679	$4,683,434	$8,669,539	$37,189	$13,396,841

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Operating activities:
Net income (loss)	$61,625	$(599,916)
Items not requiring cash:
Depreciation	321,774	354,922
Provision for loan losses	45,000	-
Amortization of premiums on securities	74,424	62,541
Change in fair value of mortgage servicing rights	22,723	22,715
(Gain) loss on sale of other real estate	5,167	(2,266)
ESOP shares earned	17,192	16,768
Amortization of mortgage servicing rights	89,971	79,314
Loans originated for sale	(11,134,085)	(4,532,310)
Proceeds from loans sold	10,742,251	4,298,363
Gain on sale of loans	(192,253)	(83,386)
Loss (gain) on sale of premises and equipment	-	1,215
Net change in:
Interest receivable and other assets	1,091	160,599
Interest payable and other liabilities	72,627	(52,776)
Net cash provided by (used in) operating activities	127,507	(274,217)

Investing activities:
Proceeds from calls and maturities of available-for-sale securities	1,660,278	2,597,448
Proceeds from sale of FHLB Stock	392,700	-
Net change in loans	(19,689,629)	(3,813,597)
Proceeds from sale of other real estate	298,733	1,091,406
Payment for sale of branch, net	-	(13,327,513)
Proceeds from sale of premises and equipment	-	222,635
Purchases of premises and equipment	(107,147)	(104,744)
Net cash used in investing activities	(17,445,065)	(13,334,365)

Financing activities:
Proceeds from stock conversion	-	2,368,033
Net change in deposits	5,275,646	(2,905,704)
Proceeds from Federal Home Loan Bank advances	11,100,000	11,000,000
Repayment of Federal Home Loan Bank advances	(7,100,000)	-
Net cash provided by financing activities	9,275,646	10,462,329

Net Change in Cash and Cash Equivalents	(8,041,912)	(3,146,253)

Cash and Cash Equivalents, Beginning of Period	13,444,597	10,322,076

Cash and Cash Equivalents, End of Period	$5,402,685	$7,175,823

Additional Cash Flows Information:
Interest paid	$338,499	$321,611
Loans transferred to other real estate	99,000	387,344
Capitalization of mortgage serving rights	90,766	37,534

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

Note 2: Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, certain information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month period ended September 30, 2015, are not necessarily indicative of the results which may be expected for the entire year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company as of December 31, 2014 included in Edgewater Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 3: Principles of Consolidation

The consolidated financial statements include the accounts of the Edgewater Bancorp, Inc. and its wholly owned subsidiary, Edgewater Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4: Securities

The amortized cost and approximate fair values of investment securities are as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$4,965,647	$5,932	$11,127	$4,960,452
State and political subdivisions	2,556,637	16,734	2,230	2,571,141
Mortgage-backed-Government Sponsored Enterprise (GSE)-residential	2,739,764	24,491	5,470	2,758,785
Collateralized mortgage obligations-GSE	738,075	8,859	-	746,934

Total available-for-sale securities	$11,000,123	$56,016	$18,827	$11,037,312

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and federal agency	$5,002,617	$3,230	$66,017	$4,939,830
State and political subdivisions	3,354,828	20,436	14,179	3,361,085
Mortgage-backed-Government Sponsored Enterprise (GSE)-residential	3,357,163	32,790	5,951	3,384,002
Collateralized mortgage obligations-GSE	1,020,217	12,931	-	1,033,148

Total available-for-sale securities	$12,734,825	$69,387	$86,147	$12,718,065

The amortized cost and fair value of investment securities at September 30, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)

Within one year	$1,001,203	$1,008,656	$795,000	$795,723
After one through five years	6,521,081	6,522,937	7,562,445	7,505,192
	7,522,284	7,531,593	8,357,445	8,300,915
Mortgage-backed - GSE residential	2,739,764	2,758,785	3,357,163	3,384,002
Collateralized debt obligations	738,075	746,934	1,020,217	1,033,148

	$11,000,123	$11,037,312	$12,734,825	$12,718,065

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $273,669 at September 30, 2015 (unaudited) and $345,931 at December 31, 2014.

For the nine month period ended September 30, 2015 and September 30, 2014, there were no sales of securities available-for-sale.

Certain investments in debt securities have fair values at an amount less than their historical cost. Total fair value of these investments at September 30, 2015 (unaudited) and December 31, 2014 was $5,109,696 and $6,066,781, which is approximately 46% and 48%, respectively, of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates since the securities were purchased.

Management believes the declines in fair value for these investment securities are temporary.

Should the impairment of any of these investment securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Investment securities with unrealized losses were as follows:

	September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$-	$-	$3,536,177	$11,127	$3,536,177	$11,127
State and political subdivisions	-	-	497,770	2,230	497,770	2,230
Mortgage-backed -GSE residential	1,075,749	5,470	-	-	1,075,749	5,470

	$1,075,749	$5,470	$4,033,947	$13,357	$5,109,696	$18,827

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
U.S. Government and federal agency	$-	$-	$3,492,139	$66,017	$3,492,139	$66,017
State and political subdivisions	804,572	2,604	488,425	11,575	1,292,997	14,179
Mortgage-backed -GSE residential	1,281,645	5,951	-	-	1,281,645	5,951

	$2,086,217	$8,555	$3,980,564	$77,592	$6,066,781	$86,147

The unrealized losses on the Company’s investments in direct obligations of U.S. Government and federal agencies, state and political subdivisions and mortgage-backed GSE residential securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015, and December 31, 2014.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past-due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. There were no changes in the Company’s nonaccrual policy during the six month-end periods ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited).

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

Categories of loans receivable include:

	September 30	December 31,
	2015	2014
	(Unaudited)
Real estate loans:
Residential 1-4 family	$44,960,702	$45,353,599
Commercial	35,486,264	27,908,662
Construction and land	2,154,603	1,523,281
Total real estate	82,601,569	74,785,542
Commercial and industrial	7,360,460	5,536,805
Warehouse Line	10,000,000	-
Consumer loans:
Home equity loans and lines of credit	9,036,190	9,331,608
Other consumer loans	1,065,147	883,864
Total consumer	10,101,337	10,215,472
Gross loans	110,063,366	90,537,819
Less
Net deferred loan fees	(16,262)	(17,057)
Allowance for loan losses	1,054,474	1,075,351
Net loans	$109,025,154	$89,479,525

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

The following presents by portfolio segment, the activity in the allowance for loan losses:

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
Three Months Ended September 30, 2015:
Balance, beginning of period	$205,076	$479,157	$229,584	$54,988	$55,273	$1,024,078
Provision (credit) for loan losses	30,751	173,933	(193,321)	5,092	13,545	30,000
Loans charged to the allowance	(569)	-	-	-	-	(569)
Recoveries of loans previously charged off	365	600	-	-	-	965

Balance, end of period	$235,623	$653,690	$36,263	$60,080	$68,818	$1,054,474

Nine Months Ended September 30, 2015:
Balance, beginning of period	$222,618	$503,621	$248,388	$-	$100,724	$1,075,351
Provision (credit) for loan losses	209	210,084	(212,125)	60,080	(13,248)	45,000
Loans charged to the allowance	(569)	(62,015)	-	-	(18,658)	(81,242)
Recoveries of loans previously charged off	13,365	2,000	-	-	-	15,365

Balance, end of period	$235,623	$653,690	$36,263	$60,080	$68,818	$1,054,474

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
Three Months Ended September 30, 2014:
Balance, beginning of period	$232,254	$555,963	$131,219	$-	$162,969	$1,082,405
Provision (credit) for loan losses	36,558	(120,302)	31,764	-	51,980	-
Loans charged to the allowance	(6,150)	-	-	-	(23,104)	(29,254)
Recoveries of loans previously charged off	300	1,000	-	-	-	1,300

Balance, end of period	$262,962	$436,661	$162,983	$-	$191,845	$1,054,451

Nine Months Ended September 30, 2014:
Balance, beginning of period	$188,325	$587,331	$138,268	$-	$147,217	$1,061,141
Provision (credit) for loan losses	98,861	(241,024)	24,715	-	117,448	-
Loans charged to the allowance	(27,134)	-	-	-	(73,220)	(71,100)
Recoveries of loans previously charged off	2,910	90,354	-	-	400	92,364

Balance, end of period	$262,962	$436,661	$162,983	$-	$191,845	$1,054,451

The following presents the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2015 and December 31, 2014:

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
At September 30, 2015:
Allowance:
Balance, end of period	$235,623	$653,690	$36,263	$60,080	$68,818	$1,054,474
Ending balance: individually evaluated for impairment	$14,440	$465	$-	$-	$277	$15,182
Ending balance: collectively evaluated for impairment	$221,183	$653,225	$36,263	$60,080	$68,541	$1,039,292
Loans:
Ending balance	$44,960,702	$37,640,867	$7,360,460	$10,000,000	$10,101,337	$110,063,366
Ending balance individually evaluated for impairment	$2,363,178	$380,002	$-	$-	$127,657	$2,870,837
Ending balance collectively evaluated for impairment	$42,597,524	$37,260,865	$7,360,460	$10,000,000	$9,973,680	$107,192,529

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
At December 31, 2014:
Allowance:
Balance, end of period	$222,618	$503,621	$248,388	$-	$100,724	$1,075,351
Ending balance: individually evaluated for impairment	$16,325	$644	$-	$-	$533	$17,502
Ending balance: collectively evaluated for impairment	$206,293	$502,977	$248,388	$-	$100,191	$1,057,849
Loans:
Ending balance	$45,353,599	$29,431,943	$5,536,805	$-	$10,215,472	$90,537,819
Ending balance individually evaluated for impairment	$2,727,712	$1,356,103	$-	$-	$152,879	$4,236,694
Ending balance collectively evaluated for impairment	$42,625,887	$28,075,840	$5,536,805	$-	$10,062,593	$86,301,125

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

RISK RATING 3 – GOOD

General: Asset quality and liquidity are strong, and debt capacity and coverage are good to above average. General financial trends are stable to favorable and financial and profitability ratios are consistent with industry peers. Management strength is apparent. The industry is average. Some modest elements of uncertainty may be present due to liquidity, margin and cash flow stability, asset of customer concentrations, dependence on one business type, or cyclical trends that may affect the borrower.

Specific: The financial statements are generally current, of adequate detail, and of good quality. Publication of statements is at least once annually but in most cases more frequent. Financial condition is good relative to the industry. The earnings record is stable and consistent, although modest year-to-year earnings may fluctuate more than for borrowers rated Excellent (1) or Strong (2). Cash flow may vary during the repayment of the loan but does not fall below debt service requirements. Historical profitability may be inconsistent but losses are typically non-existent or infrequent. Liquidity and leverage are at the industry average. The borrower consistently adheres to repayment schedules for both principal and interest, and adheres to all loan covenants. Any waivers are immaterial, and do not negatively impact the strength of the credit. Management (or individual) integrity and ability are sound. Depth and breadth of management is also sound.

RISK RATING 4 – ACCEPTABLE

General: Asset quality and liquidity are good, and debt capacity and coverage are average to good. General financial trends are stable to favorable and financial and profitability ratios are consistent with industry peers. Management strength is apparent but may be limited to key positions. The industry is average. Some elements of uncertainty may be present due to liquidity, margin and cash flow stability, asset of customer concentrations, dependence on one business type, or cyclical trends that may affect the borrower. Adverse economic conditions may lead to declining trends.

Specific: The financial statements are generally current, of adequate detail, and of average quality. Publication of statements is at least once annually. Financial condition is average relative to the industry. The earnings record is satisfactory, although year-to-year earnings patterns may fluctuate more than for borrowers rated Good (3). Cash flow may vary during the repayment of the loan but does not fall below debt service requirements. Historical profitability may be inconsistent and may have losses in recent years. Liquidity and leverage may be below the industry average, and the borrower may be highly leveraged. The borrower consistently adheres to repayment schedules for both principal and interest, and adheres to all loan covenants. Any waivers are immaterial, and do not negatively impact the strength of the credit. Management (or individual) integrity and ability are sound. Depth and breadth of management is also sound.

RISK RATING 5 – WATCH

General: Loans in this category are considered to be acceptable credit quality, but contain greater credit risk than Risk Rating 4 loans due to weak balance sheets, marginal earnings or cash flow, lack of financial information, weakening markets, insufficient or questionable collateral coverage, or other uncertainties. These loans warrant a higher than average level of monitoring to ensure that potential weaknesses do not emerge. The level of risk in a Watch loan is within acceptable underwriting guidelines so long as the loan is given the proper level of management supervision.

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

RISK RATING 6 – SPECIAL MENTION

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

Specific: Borrowers may be experiencing adverse operating trends (declining revenues or margins) or an ill-proportioned balance sheet (increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a Special Mention (6) rating. Nonfinancial reasons for rating a credit Special Mention (6) include management problems, pending litigation, an ineffective loan agreement or other material structural weaknesses, and any other significant deviation from prudent lending practices.

RISK RATING 7 – SUBSTANDARD

General: Assets in this category are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. These assets have a well-defined weakness or weaknesses that jeopardize the timely liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Specific: Substandard assets have a high probability of payment default, or they have other well-defined weaknesses. The financial statements may be missing, seriously outdated, of poor quality, or lacking in important details. Financial condition is less than satisfactory. The borrower is experiencing negative trends and material losses. The primary source of cash flow is inadequate to meet current debt service requirements, and unless present conditions improve is potentially inadequate to meet projected debt service requirements. The borrower may have reached the point of employing its secondary source of cash flow. The borrower inconsistently adheres to repayment schedules for either principal or interest. The borrower may have violated one or more financial or other covenants, reflecting unsatisfactory liquidity and/or capitalization. Either the integrity or the ability of management may be in question. For some Substandard (7) assets, the likelihood of full collection of interest and principal may be in doubt; such assets should be placed on nonaccrual.

RISK RATING 8 – DOUBTFUL

General: Assets in this category have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Specific: An asset in this category has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity and capital, and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, and the perfection of liens on additional collateral, the valuation of collateral and refinancing. Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on new information. Because of high probability of loss, nonaccrual accounting treatment is required for Doubtful (8) assets.

RISK RATING 9 – LOSS

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

Specific: With Loss (9) assets, the underlying borrowers are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations. Once an asset is classified Loss (9), there is little prospect of collecting either its principal or interest. Losses are to be recorded in the period an obligation becomes uncollectable.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2015:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Consumer	Total
	(Unaudited)

Pass (1-5)	$44,233,257	$32,386,594	$2,120,297	$7,360,460	$10,000,000	$9,036,190	$1,065,147	$106,201,945
Special Mention (6)	-	1,732,016	-	-	-	-	-	1,732,016
Substandard (7)	727,445	1,367,654	34,306	-	-	-	-	2,129,405
Doubtful (8)	-	-	-	-	-	-	-	-
Loss (9)	-	-	-	-	-	-	-	-

Total	$44,960,702	$35,486,264	$2,154,603	$7,360,460	$10,000,000	$9,036,190	$1,065,147	$110,063,366

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2014:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Consumer	Total

Pass (1-5)	$44,618,696	$25,726,754	$1,344,107	$5,536,805	$-	$9,321,255	$883,864	$87,431,481
Special Mention (6)	-	219,157	-	-	-	-	-	219,157
Substandard (7)	734,903	1,962,751	179,174	-	-	10,353	-	2,887,181
Doubtful (8)	-	-	-	-	-	-	-	-
Loss (9)	-	-	-	-	-	-	-	-

Total	$45,353,599	$27,908,662	$1,523,281	$5,536,805	$-	$9,331,608	$883,864	$90,537,819

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2015:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg
	(Unaudited)

Residential 1-4 family	$751,115	$108,486	$727,445	$1,587,046	$43,373,656	$44,960,702	$-
Commercial real estate	-	-	-	-	35,486,264	35,486,264	-
Construction and land	-	1,553	34,306	35,859	2,118,744	2,154,603	-
Commercial and industrial	-	-	-	-	7,360,460	7,360,460	-
Warehouse Line	-	-	-	-	10,000,000	10,000,000	-
Home equity	162,214	56,848	-	219,062	8,817,128	9,036,190	-
Other consumer	3,680	-	-	3,680	1,061,467	1,065,147	-

	$917,009	$166,887	$761,751	$1,845,647	$108,217,719	$110,063,366	$-

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2014:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg
	(Unaudited)

Residential 1-4 family	$1,147,797	$557,817	$734,903	$2,440,517	$42,913,082	$45,353,599	$-
Commercial real estate	11,782		-	11,782	27,896,880	27,908,662	-
Construction and land	27,817	-	21,972	49,789	1,473,492	1,523,281	-
Commercial and industrial	-	-	-	-	5,536,805	5,536,805	-
Warehouse Line	-	-	-	-	-	-	-
Home equity	54,224	25,601	10,353	90,178	9,241,430	9,331,608	-
Other consumer	-	6,057	-	6,057	877,807	883,864	-

	$1,241,620	$589,475	$767,228	$2,598,323	$87,939,496	$90,537,819	$-

The following table presents the Company’s nonaccrual loans at September 30, 2015 and December 31, 2014. This table excludes performing troubled debt restructurings.

	September 30,	December 31,
	2015	2014
	(Unaudited)

Residential 1-4 family	$1,538,572	$1,397,529
Commercial real estate	10,067	729,032
Construction and land	35,859	49,789
Commercial and industrial	-	-
Warehouse Line	-	-
Home equity	48,559	76,937
Other consumer	-	-

	$1,633,057	$2,253,287

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

The following table presents impaired loans and specific valuation allowance based on class level at September 30, 2015:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)
Impaired loans without a specific allowance:
Recorded investment	$837,193	$276,836	$57,240	$-	$-	$79,097	$1,250,366
Unpaid principal balance	906,464	276,836	57,240	-	-	79,097	1,319,637

Impaired loans with a specific allowance:
Recorded investment	1,525,985	10,066	35,860	-	-	48,560	1,620,471
Unpaid principal balance	1,586,078	11,387	39,239	-	-	50,249	1,686,953
Specific allowance	14,440	161	304	-	-	277	15,182

Total impaired loans:
Recorded investment	2,363,178	286,902	93,100	-	-	127,657	2,870,837
Unpaid principal balance	2,492,542	288,223	96,479	-	-	129,346	3,006,590
Specific allowance	14,440	161	304	-	-	277	15,182

The following table presents average impaired loans based on class level for the three and nine months ended September 30, 2015 and 2014:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)
Average recorded investment in impaired loans for the three months ended September 30, 2015	$2,317,506	$287,989	$95,764	$-	$-	$121,496	$2,822,755
Average recorded investment in impaired loans for the three months ended September 30, 2014	2,143,289	1,057,206	333,095	-	-	128,325	3,661,915

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)
Average recorded investment in impaired loans for the nine months ended September 30, 2015	$2,286,919	$292,505	$135,334	$-	$-	$133,985	$2,848,743
Average recorded investment in impaired loans for the nine months ended September 30, 2014	2,165,843	1,091,228	339,569	-	-	130,941	3,727,581

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2014:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)
Impaired loans without a specific allowance:
Recorded investment	$1,396,878	$1,003,575	$290,956	$-	$-	$86,296	$2,777,705
Unpaid principal balance	1,475,218	1,121,615	304,827	-	-	92,277	2,993,937

Impaired loans with a specific allowance:
Recorded investment	1,330,834	11,782	49,790	-	-	66,583	1,458,989
Unpaid principal balance	1,373,484	12,700	56,120	-	-	69,627	1,511,931
Specific allowance	16,325	46	598	-	-	533	17,502

Total impaired loans:
Recorded investment	2,727,712	1,015,357	340,746	-	-	152,879	4,236,694
Unpaid principal balance	2,848,702	1,134,315	360,947	-	-	161,904	4,505,868
Specific allowance	16,325	46	598	-	-	533	17,502

Interest income of $10,777, $32,296, $20,789, $46,657 and $61,499 was recognized on impaired loans for the three and nine months ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited) and for year-end December 31, 2014, respectively.

At September 30, 2015, the Company had loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding troubled debt restructurings by class for the three and nine months ended September 30, 2015 and 2014.

Newly classified troubled debt restructurings:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
(Unaudited)

Residential 1-4 family	-	$-	$-	1	$263,518	$263,518
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Warehouse Line	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-

	-	$-	$-	1	$263,518	$263,518

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
(Unaudited)

Residential 1-4 family	-	$-	$-	2	$324,518	$324,518
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Warehouse Line	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-

	-	$-	$-	2	$324,518	$324,518

The troubled debt restructurings described above increased the allowance for loan losses by $0 for the three months and nine months ended September 30, 2015 and $2,063 for the three and nine months ended September 30, 2014. Charge offs resulted of $0 for three and nine months ended September 30, 2015 and $0 for three and nine months ended September 30, 2014.

Newly restructured loans by type of modification:

	Interest			Total
	Only	Term	Combination	Modification
(Unaudited)
Three and Nine Months Ended September 30, 2015:

Residential 1-4 family	$-	$-	$-	$-
Commercial real estate	-	-	-	-
Construction and land	-	-	-	-
Commercial and industrial	-	-	-	-
Warehouse Line	-	-	-	-
Home equity	-	-	-	-
Other consumer	-	-	-	-

	$-	$-	$-	$-

	Interest			Total
	Only	Term	Combination	Modification
(Unaudited)
Three Months Ended September 30, 2014:

Residential 1-4 family	$ -	$ -	$ 263,518	$ 263,518
Commercial real estate	-	-	-	-
Construction and land	-	-	-	-
Commercial and industrial	-	-	-	-
Home equity	-	-	-	-
Other consumer	-	-	-	-

	$ -	$ -	$ 263,518	$ 263,518

	Interest			Total
	Only	Term	Combination	Modification
(Unaudited)
Nine Months Ended September 30, 2014:

Residential 1-4 family	$-	$61,000	$263,518	$324,518
Commercial real estate	-	-	-	-
Construction and land	-	-	-	-
Commercial and industrial	-	-	-	-
Home equity	-	-	-	-
Other consumer	-	-	-	-

	$-	$61,000	$263,518	$324,518

Troubled debt restructurings modified in the past 12 months that subsequently defaulted:

	September 30, 2015		September 30, 2014
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance
(Unaudited)

Residential 1-4 family	-	$-	-	$-
Commercial real estate	-	-	1	214,736
Construction and land	-	-	-	-
Commercial and industrial	-	-	-	-
Home equity	-	-	-	-
Other consumer	-	-	-	-

	-	$-	$1	$214,736

At September 30, 2015, the Company held no residential real estate as foreclosed property. Also, at September 30, 2015, there were no consumer mortgage loans in the process of foreclosure according to local requirements of the applicable jurisdictions.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 (unaudited) and for the year end December 31, 2014:

	September 30, 2015
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$4,960,452	$-	$4,960,452	$-
State and political subdivisions	2,571,141	-	2,571,141	-
Mortgage-backed - GSE residential	2,758,785		2,758,785
Collateralized mortgage obligations-GSE	746,934	-	746,934	-
Mortgage servicing rights	91,470	-	-	91,470

	December 31, 2014
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$4,939,830	$-	$4,939,830	$-
State and political subdivisions	3,361,085	-	3,361,085	-
Mortgage-backed - GSE residential	3,384,002		3,384,002
Collateralized mortgage obligations-GSE	1,033,148	-	1,033,148	-
Mortgage servicing rights	114,193	-	-	114,193

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2015 (unaudited) and the year ended December 31, 2014. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Mortgage servicing rights are tested for impairment on a quarterly basis. The Chief Financial Officer’s (CFO) office contracts with a pricing specialist to generate fair value estimates on at least a quarterly basis. The CFO’s office challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)

Balance, beginning of period	$100,170	$136,282	$114,193	$148,171
Total changes in fair value included in earnings	(8,700)	(10,826)	(22,723)	(22,715)

Balance, end of period	$91,470	$125,456	$91,470	$125,456

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 (unaudited) and December 31, 2014:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2015 (Unaudited)

Other real estate owned	$202,100	$-	$-	$202,100
Collateral-dependent impaired loans,	1,605,289	-	-	1,605,289
Net of ALLL

December 31, 2014

Other real estate owned	$190,000	$-	$-	$190,000
Collateral-dependent impaired loans,	1,441,487	-	-	1,441,487
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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At September 30, 2015 (Unaudited):

Other real estate owned	$202,100	Market comparable properties	Comparability adjustment (%)	Not available

Collateral-dependent impaired loans	1,605,289	Market comparable properties	Marketability discount	10% - 15% (12%)

Mortgage servicing rights	91,470	Discounted cash flow	Constant prepayment rate	7.50%-18% (10.8%)
			Probability of default	1% - 8% (4.2%)
			Discount rate	5.8% - 14% (9.5%)

At December 31, 2014

Other real estate owned	$190,000	Market comparable properties	Comparability adjustment (%)	Not available

Collateral-dependent impaired loans	1,441,487	Market comparable properties	Marketability discount	10% - 15% (12%)

Mortgage servicing rights	114,193	Discounted cash flow	Constant prepayment rate	8.50%-16% (11.2%)
			Probability of default	1% - 8% (2.1%)
			Discount rate	7.6% - 13% (10.4%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
At September 30, 2015:
Financial assets:
Cash and cash equivalents	$5,402,685	$5,402,685	$-	$-
FHLB Stock	686,200	-	686,200	-
Loans held for sale	541,621	-	541,621
Loans, net of allowance for loan losses	109,025,154	-	-	109,567,000
Accrued interest receivable	320,077	-	320,077	-
Mortgage servicing rights	318,707	-	-	563,892

Financial liabilities:
Deposits	103,768,757	13,131,493	90,760,264	-
FHLB advances	14,000,000	-	14,123,000	-
Accrued interest payable	45,308	-	45,308	-

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
At December 31, 2014:
Financial assets:
Cash and cash equivalents	$13,444,597	$13,444,597	$-	$-
FHLB Stock	1,078,900	-	1,078,900	-
Loans held for sale	48,300	-	48,300	-
Loans, net of allowance for loan losses	89,479,525	-	-	89,756,000
Accrued interest receivable	302,777	-	302,777	-
Mortgage servicing rights	317,912	-	-	526,647

Financial liabilities:
Deposits	98,493,112	11,730,674	86,842,438	-
Federal Home Loan Bank advances	10,000,000	-	10,098,000	-
Accrued interest payable	6,256	-	6,256	-

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

Note 8: Earnings Per Share

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(Unaudited)	(Unaudited)

Net Income	$19,476	$61,625

Shares outstanding for basic EPS:

Average shares outstanding	667,898	667,898
Less: Average unearned ESOP shares	50,043	50,572
	617,855	617,326
Additional dilutive shares	-	-

Shares outstanding for basic and diluted EPS	617,855	617,326

Basic and diluted earnings per share	$0.03	$0.10

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(Unaudited)	(Unaudited)

Net Income	$(178,022)	$(599,916)

Shares outstanding for basic EPS:

Average shares outstanding	667,898	631,200
Less: Average unearned ESOP shares	52,180	49,774
	615,718	581,426
Additional dilutive shares	-	-

Shares outstanding for basic and diluted EPS	615,718	581,426

Basic and diluted earnings per share	$(0.29)	$(1.03)
32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months and nine months ended September 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total Assets. Total assets increased by $9.5 million, or 7.8%, to $131.8 million at September 30, 2015 from $122.3 million at December 31, 2014. The increase was primarily the result of increases in loans and loans held for sale loans of $19.5 million and $493,000, respectively. This is partially offset by decreases in cash and cash equivalents of $8.0 million and available-for-sale securities of $1.7 million.

Net Loans. Net loans increased by $19.5 million, or 21.8%, to $109.0 million at September 30, 2015 from $89.5 million at December 31, 2014. During the nine months ended September 30, 2015, one-to- four family residential real estate loans decreased $393,000, or 0.9%, to $45.0 million at September 30, 2015 from $45.4 million at December 31, 2014; commercial real estate loans increased $7.6 million or 27.2%, to $35.5 million from $27.9 million; construction and land loans increased $631,000, or 41.4%, to $2.2 million from $1.5 million; commercial and industrial loans increased $1.8 million or 32.9%, to $7.4 million to from $5.5 million; warehouse line increased $10.0 million or 100% from $0 at December 31, 2014 and consumer loans, including home equity loans and lines of credit, decreased $114,000, or 1.1%, to $10.1 million from $10.2 million. The increase in commercial real estate is the result of new customer relationships being established. The increase in construction and land is due to new residential home construction projects. The increase in the warehouse line is due to the new volume received through a participation with another financial institution. These are 1-4 family residential loans that are held in the portfolio until they are funded by a third-party. The decreases in the remaining loan classes reflect repayments in excess of originations, and loan sales of refinanced loans.

Investment Securities. Investment securities available for sale decreased $1.7 million, or 13.2%, to $11.0 million at September 30, 2015. Mortgage-backed securities including collateralized mortgage obligations, decreased $625,000, or 18.5%, to $2.7 million at September 30, 2015 from $3.4 million at December 31, 2014, and states and political subdivision securities decreased $790,000, or 23.5%, to $2.6 million at September 30, 2015 from $3.4 million at December 31, 2014. U.S. government and federal agency securities increased $21,000, or 0.4%, to $5.0 million at September 30, 2015 from $4.9 million at December 31, 2014. There were no securities purchased during the third quarter of 2015. Net unrealized gains on securities recognized in accumulated other comprehensive income (loss) increased by $53,949 to an unrealized gain of $37,189 at September 30, 2015 compared to an unrealized loss of $16,700 at December 31, 2014. At September 30, 2015, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, state and political subdivision securities, and U.S. government and agency securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Real Estate Owned and Other Repossessed Assets. Real estate owned and held for sale decreased $205,000, or 43.9% to $262,100 at September 30, 2015 from $467,000 at December 31, 2014, as we sold $299,000 of foreclosed properties, there was one foreclosed non-performing loan for $99,000, a $4,900 recorded valuation adjustments, $15,947 in net loss on sales, and $15,680 in net gains on sales during the nine months ended September 30, 2015. At September 30, 2015 our real estate owned included one land development property, one residential lot property and one commercial real estate propery, the largest has a carrying value of $202,100.

Deposits. Deposits increased by $5.3 million, or 5.4%, to $103.8 million at September 30, 2015. Noninterest bearing increased $1.4 million or 11.9%, and interest-bearing deposits increased $3.9 million or 4.5% to $90.6 million at September 30, 2015 from $86.8 million at December 31, 2014.

Federal Home Loan Bank Advances and Other Liabilities. Federal Home Loan Bank advances increased $4.0 million, or 40.0% to $14.0 million at September 30, 2015 from $10 million at December 31, 2014. The $4.0 million increase, for the nine months ended September 30, 2015, was due to loan growth. We partially funded the sale of the Decatur branch with $10.0 million in Federal Home Loan Bank advances during the first quarter of 2014. Other liabilities, which include, interest and accounts payable, customer escrow balances, and accruals for items such as employee pension and medical plans, increased $73,000 or 13.3%, to $620,000 at September 30, 2015 from $548,000 at December 31, 2014.

Total Equity. Total equity increased $115,574 or 0.9%, to $13.4 million at September 30, 2015. Retained earnings increased $61,625 due to net income at September 30, 2015, as well as an increase of $54,000 in accumulated other comprehensive income due to unrecognized gains on investment securities.

Delinquencies, Classified Assets and Non-Performing Assets

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2015 (unaudited)
Real estate loans:
One- to four-family residential	10	$751	4	$108	11	$728	25	$1,587
Commercial real estate	-	-	-	-	-	-	-	-
Construction and land	-	-	1	2	2	34	3	36
Total real estate	10	751	5	110	13	762	28	1,623
Commercial and industrial	-	-	-	-	-	-	-	-
Warehouse Line	-	-	-	-	-	-	-	-
Consumer loans:	-	-	-	-	-	-	-	-
Home equity loans and lines of credit	5	162	3	57	-	-	8	219
Other consumer	1	4	-	-	-	-	1	4
Total consumer	6	166	3	57	-	-	9	223
Total loans	16	$917	8	$167	13	$762	37	$1,846

At December 31, 2014
Real estate loans:
One- to four-family residential	14	$1,148	5	$558	11	$735	30	$2,441
Commercial real estate	1	12	-	-	-	-	1	12
Construction and land	1	28	-	-	2	22	3	50
Total real estate	16	1,188	5	558	13	757	34	2,503
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	6	54	2	25	1	10	9	89
Other consumer	-	-	1	6	-	-	1	6
Total consumer	6	54	3	31	1	10	10	95
Total loans	22	$1,242	8	$589	14	$767	44	$2,598

The decrease in delinquent loans at September 30, 2015 compared to December 31, 2014 was primarily attributable to loans that were paid off or brought to a current status.

Classified Assets. The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at September 30, 2015 and December 31, 2014 include approximately $1.6 million and $2.9 million of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $15,182 and $17,502 at September 30, 2015 and December 31, 2014, respectively.

	At September 30,	At December 31,
	2015	2014
	(Dollars in thousands)
	(Unaudited)
Classifed assets:
Substandard loans (1)	$2,129	$2,887
Doubtful loans	-	-
Loss loans	-	-
Real estate owned and other		-
Real estate owned and other repossessed assets (2)	262	467
Total classified assets	$2,391	$3,354

(1) Includes non-accruing loans that are more than 90 days past due.

The decrease in classified assets to $2.4 million at September 30, 2015 from $3.4 million at December 31, 2014 is the continuation of a trend of declining classified assets that has been ongoing since 2009. This decrease was primarily due to the enhanced review of our nonperforming assets, which resulted in charge-offs of $81,000 and losses on sales of real estate owned as well as loans paying off. The largest component of classified loans is commercial real estate loans which totaled $1.4 million, or 64.2% of our total classified loans, at September 30, 2015. Our largest classified loan relationship, was a commercial real estate relationship totaling $577,000 at September 30, 2015.

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
	(Dollars in thousands)
	(Unaudited)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,539	$1,811
Commercial real estate	10	729
Construction and land	36	207
Total real estate	1,585	2,747
Commercial and industrial	-	-
Warehouse line	-	-
Consumer loans:
Home equity loans and lines of credit	48	151
Other consumer	-	-
Total consumer	48	151
Total loans	1,633	2,898

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	-	-
Commercial real estate	-	-
Construction and land	-	-
Total real estate	-	-
Commercial and industrial	-	-
Warehouse line	-	-
Consumer loans:
Home equity loans and lines of credit	-	-
Other consumer	-	-
Total consumer	-	-
Total loans	-	-

Total non-performing loans	1,633	2,898

Real estate owned and other repossessed assets:
Real estate loans:
One- to four-family residential	-	-
Commercial real estate	202	397
Construction and land	60	70
Total real estate	262	467
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	-	-
Other consumer	-	-
Total consumer	-	-
Total real estate owned before loans in redemption	262	467
Loans in redemption (1)	-	-
Total real estate owned and other repossessed assets	262	467

Total non-performing assets	$1,895	$3,365

(table continues on following page)

	At September 30,	At December 31,
	2015	2014
	(Dollars in thousands)
	(Unaudited)
Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$965	$916
Commercial real estate	277	286
Construction and land	57	134
Total real estate	1,299	1,336
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	79	2
Other consumer	-	-
Total consumer	79	2
Total loans	$1,378	$1,338

Total non-performing loans and troubled debt restructurings	$3,011	$4,236

Ratios:
Non-performing loans to total loans	1.48%	3.20%
Non-performing assets to total assets	1.44%	2.75%
Non-performing assets and troubled debt restructurings to total assets	2.28%	3.46%

(1) Represents real estate that is subject to the redemption period under Michigan law.

Non-performing assets decreased to $1.9 million, or 1.44% of total assets, at September 30, 2015 from $3.4 million, or 2.75% of total assets, at December 31, 2014. Nonperforming commercial real estate loans decreased $719,000 to $10,000, or 0.6% of total non-performing loans, at September 30, 2015 from $729,000, or 25.2% of total non-performing loans at December 31, 2014. One-to four- family residential nonperforming loans decreased $272,000 to $1.5 million on September 30, 2015 from $1.8 million at December 31, 2014. Our largest non-performing loan relationship was a one-to-four family residential mortgage relationship totaling $240,000 at September 30, 2015.

Other Loans of Concern. At September 30, 2015, there were $1.7 million of loans designated by management as “special mention,” of which $1.1 million is related to one commercial real estate relationship at September 30, 2015 where there is information about possible credit problems of borrowers that caused management to have doubts about the ability of the borrowers to comply with present loan repayment terms. Management continues to actively monitor the performance of these loans.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General. Net income for the three months ended September 30, 2015 was $19,000, compared to net loss of $178,000 for the three months ended September 30, 2014, an increase of $197,000. The increase in earnings was primarily due to increases in net interest income, other non-interest income, and decreases in professional fees and other real estate expenses. The increase in non-interest income is a result of residential mortgage loan sales volume increasing due to new home sales which resulted in an increase in gains booked of $24,000. We also have a decline in occupancy and equipment expense for the Decatur branch sale that occurred on January 24, 2014.

Interest Income. Interest income increased $156,000, or 14.7%, to $1.2 million for the three months ended September 30, 2015 from $1.1 million for the three months ended September 30, 2014. This increase was primarily attributable to a $168,000 increase in interest and fee income on loans receivable. The average balance of loans during the three months ended September 30, 2015 increased $17.0 million to $106.6 million compared to $89.6 million for the three months ended September 30, 2014, and the average yield on loans decreased by 8 basis points to 4.35% for the three months ended September 30, 2015 from 4.43% for the three months ended September 30, 2014. The average balance of investment securities decreased $1.7 million to $11.5 million for the three months ended September 30, 2015 from $13.3 million for the three months ended September 30, 2014, while the average yield on investment securities increased by 3 basis point to 1.38% for the three months ended September 30, 2015 from 1.35% for the three months ended September 30, 2014, resulting in income on securities decreasing.

Interest Expense. Total interest expense increased $18,000, or 15.3%, to $136,000 for the three months ended September 30, 2015 from $118,000 for the three months ended September 30, 2014. Interest expense on deposit accounts increased $11,000, or 12.4%, to $100,000 for the three months ended September 30, 2015 from $89,000 for the three months ended September 30, 2014. The increase was a result of $6.8 million, or 8.4%, in the average balance on deposits to $87.9 million for the three months ended September 30, 2015 from $81.1 million for the three months ended September 30, 2014. The average cost of interest-bearing deposits was 0.51% for the three months ended September 30, 2015 and 0.51% for the three months ended September 30, 2014, reflecting the current interest rate environment. The increase in deposits is in demand deposits of $8.5 million and $420,000 in certificates of deposit for the three months ended September 30, 2015. This was offset partially by declines of $1.8 million in money market accounts and $247,000 in savings for the three months ended September 30, 2015.

Interest expense on FHLB-Indianapolis advances increased $7,000 to $36,000 for the three months ended September 30, 2015 from $29,000 for the three months ended September 30, 2014. The average balance of advances increased by $7.0 million to $17.4 million for the three months ended September 30, 2015 from $10.4 million for the three months ended September 30, 2014. Borrowings increased $7.0 million to fund the loan growth activity for the three months ended September 30, 2015. Borrowing increased $10.0 million to fund the Decatur branch sale on January 24, 2014 for the three months ended September 30, 2014. The average cost on the advances decreased 0.29% basis points to 0.82% for the three months ended September 30, 2015 from 1.11% for the three months ended September 30, 2014.

Net Interest Income. Net interest income increased $137,000, or 14.5%, to $1.1 million for the three months ended September 30, 2015 from $943,000 for the three months ended September 30, 2014. The increase reflected an increase in our interest rate spread to 3.33% for the three months ended September 30, 2015 from 3.29% for the three months ended September 30, 2014, and an increase in our net interest margin to 3.41% for the three months ended September 30, 2015 from 3.38% for the three months ended September 30, 2014. The increase in our interest rate spread and net interest margin reflected primarily the increase in interest income in net loans and a flat yield paid on deposits.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $30,000 for the three months ended September 30, 2015 and $0 for the three months ended September 30, 2014. The additional provision for loan losses was needed because of the increase in outstanding loan balances during the three months ended September 30, 2015. The allowance for loan losses was $1.1 million, or ..96% of total loans, at September 30, 2015, compared to $1.1 million, or 1.16% of total loans, at September 30, 2014. Total nonperforming loans were $1.6 million at September 30, 2015, compared to $2.5 million at September 30, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 64.5% at September 30, 2015 compared to 42.5% at September 30, 2014. At September 30,

2015, $762,000 of the $1.6 million in nonperforming loans were contractually current, compared to $1.6 million of $2.5 million at September 30, 2014.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2015 and September 30, 2014. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $28,000, or 13.4%, to $237,000 for the three months ended September 30, 2015 from $209,000 for the three months ended September 30, 2014. The increase was primarily due to an increase of $24,000 in income from mortgage banking activities, which includes gains on sale of loans and changes in the value of mortgage servicing rights. Gains on sale of loans increased as originations, particularly on new home purchases, increased during the period.

Non-Interest Expense. Non-interest expense decreased $63,000, or 4.7%, to $1.3 million for the three months ended September 30, 2015 from $1.3 million for the three months ended September 30, 2014. The decrease is primarily reflected a decrease in professional fees of $31,000 due to the leveling off of expenses associated with becoming a public company as well as legal expenses associated with non-performing loans. Other real estate decreased $28,000 as a result of less properties being held and a decrease in FDIC insurance premiums of $15,000. These were partially offset by an increase in salaries and employee benefit cost of $28,000. At this time, we do not expect any reductions in non-interest expenses related to our participation in the defined benefit plan because of the continued participation in the plan.

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

	For the Three Months Ended September 30,
	2015			2014
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$106,570	$1,168	4.35%	$89,553	$1,000	4.43%
Investment securities	11,538	40	1.38	13,257	45	1.35
Other interest-earning assets (2)	7,540	8	0.47	8,008	16	0.01
Total interst-earning assets	125,648	1,216	3.84	110,818	1,061	3.80
Noninterest-earning assets	8,248			7,207
Allowance for loan losses	(1,038)			(1,080)
Total assets	$132,858			$116,945

Interest-earning liabilities:
Demand deposits	$25,477	21	0.33%	$17,024	9	0.21%
Money market accounts	20,009	15	0.30	21,796	16	0.29
Savings accounts	14,662	7	0.19	14,909	8	0.22
Certificates of deposit	27,792	57	0.81	27,372	56	0.81
Total deposits	87,940	100	0.45	81,101	89	0.44

FHLB-Indianapolis advances	17,387	36	0.82	10,402	29	1.11
Total interest-bearing liabilities	105,327	136	0.51	91,503	118	0.51

Noninterest-bearing demand deposits	14,373			12,039
Other noninterest-bearing liabilities	754			855
Total liabilities	120,454			104,397
Equity	12,404			12,548
Total liabilities and equity	$132,858			$116,945

Net interest income		$1,080			$943
Net interest spread (3)			3.33%			3.29%
Net interest-earning assets (4)	$20,321			$19,315
Net interest margin (5)			3.41%			3.38%
Average interest-earning assets to interest-bearing liabilities			119.29%			121.11%

(1)	Yield and rates are annualized.
(2)	Consists of stock in the FHLB-Indianapolis and interest bearing deposits in other banks.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

General. Net income for the nine months ended September 30, 2015 was $62,000, compared to net loss of $600,000 for the nine months ended September 30, 2014, an increase of $662,000. The increase in earnings was primarily due to increases in net interest income, other non-interest income, and decreases in other real estate expense and professional fees. The increase in non-interest income is a result of residential mortgage loan sales volume increasing due to rate decreases which resulted in an increase in gains booked of $147,000. We also have a decline in occupancy and equipment expense due to the Decatur branch sale that occurred on January 24, 2014.

Interest Income. Interest income increased $427,000, or 13.6%, to $3.6 million for the nine months ended September 30, 2015 from $3.1 million for the nine months ended September 30, 2014. This increase was primarily attributable to a $471,000 increase in interest and fee income on loans receivable. Approximately, $119,000 of interest income was collected on a paid off nonaccrual loan. The average balance of loans during the nine months ended September 30, 2015 increased $12.3 million to $100.4 million compared to $88.2 million for the nine months ended September 30, 2014, and the average yield on loans increased by 9 basis points to 4.54% for the nine months ended September 30, 2015 from 4.45% for the nine months ended September 30, 2014. The average balance of investment securities decreased $2.2 million to $12.1 million for the nine months ended September 30, 2015 from $14.3 million for the nine months ended September 30, 2014, while the average yield on investment securities decreased by 3 basis point to 1.37% for the nine months ended September 30, 2015 from 1.40% for the nine months ended September 30, 2014, resulting in income on securities decreasing.

Interest Expense. Total interest expense increased $21,000, or 5.7%, to $392,000 for the nine months ended September 30, 2015 from $371,000 for the nine months ended September 30, 2014. Interest expense on deposit accounts increased $3,000 or 1.0%, to $296,000 for the nine months ended September 30, 2015 from $293,000 for the nine months ended September 30, 2014. An increase of $4.4 million, or 5.3%, in the average balance of deposits to $87.6 million for the nine months ended September 30, 2015 from $83.2 million for the nine months ended September 30, 2014. The increase in deposits is in demand deposits of $8.7 million and $896,000 in savings for the nine months ended September 30, 2015. This was offset partially by declines of $3.1 million in money market accounts and $2.1 million in certificates of deposit for the nine months ended September 30, 2015.

Interest expense on FHLB-Indianapolis advances increased $18,000 to $96,000 for the nine months ended September 30, 2015 from $78,000 for the nine months ended September 30, 2014. The average balance of advances increased by $4.3 million to $13.7 million for the nine months ended September 30, 2015 from $9.3 million for the nine months ended September 30, 2014. Borrowings increased to fund the loan growth activity for the nine months ended September 30, 2015. Borrowing increased $10.0 million to fund the Decatur branch sale on January 24, 2014 for the nine months ended September 30, 2014. The average cost on the advances decreased 0.17% basis points to 0.94% for the nine months ended September 30, 2015 from 1.11% for the nine months ended September 30, 2014.

Net Interest Income. Net interest income increased $406,000, or 14.6%, to $3.2 million for the nine months ended September 30, 2015 from $2.8 million for the nine months ended September 30, 2014. The increase reflected an increase in our interest rate spread to 3.40% for the nine months ended September 30, 2015 from 3.24% for the nine months ended September 30, 2014, and an increase in net interest margin to 3.49% for the nine months ended September 30, 2015 from 3.33% for the nine months ended September 30, 2014. The increase in our interest rate spread and net interest margin reflected primarily the increase in interest income in net loans and a decrease in interest expense on deposits and borrowings.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $45,000 for the nine months ended September 30, 2015 and $0 for the nine months ended September 30, 2014. See “Comparison of Operating Results for Three Months ended September 30, 2015 and 2014”. “Provision for Loan Losses” for additional information as the reasons for changes are comparable.

Non-Interest Income. Non-interest income increased $148,000, or 26.9%, to $696,000 for the nine months ended September 30, 2015 from $548,000 for the nine months ended September 30, 2014. The increase was primarily due to an increase of $147,000 in income from mortgage banking activities, which includes gains on sale of loans and changes in the value of mortgage servicing rights. Gains on sale of loans increased as originations, particularly on new home purchases, increased during the period.

Non-Interest Expense. Non-interest expense decreased $153,000, or 3.9%, to $3.8 million for the nine months ended September 30, 2014 from $3.9 million for the nine months ended September 30, 2014. The decrease is primarily reflected in a decrease of $38,000 in occupancy and equipment, a decrease in other real estate expenses of $42,000 and a decrease of $87,000 in professional fees. Occupancy and equipment decreased as a result of the Decatur branch sale on January 24, 2014. Professional fees declined due to the leveling off of expenses associated with becoming a public company as well as legal expenses associated with non-performing loans. Other real estate expenses decreased as a result of less properties being held. At this time, we do not expect any reductions in non-interest expenses related to our participation in the defined benefit plan because of the continued participation in the plan.

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

	For the Nine Months Ended September 30,
	2015			2014
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$100,443	$3,407	4.54%	$88,178	$2,936	4.45%
Investment securities	12,090	124	1.37	14,329	150	1.40
Other interest-earning assets (2)	9,110	40	0.59	8,801	58	87.00
Total interst-earning assets	121,643	3,571	3.92	111,308	3,144	3.78
Noninterest-earning assets	7,154			7,491
Allowance for loan losses	(1,056)			(1,107)
Total assets	$127,741			$117,692

Interest-earning liabilities:
Demand deposits	$25,246	67	0.36%	$16,497	24	0.20%
Money market accounts	20,324	44	0.29	23,418	51	0.29
Savings accounts	14,344	21	0.19	13,448	18	0.18
Certificates of deposit	27,651	164	0.79	29,792	200	0.90
Total deposits	87,565	296	0.45	83,155	293	0.47

FHLB-Indianapolis advances	13,664	96	0.94	9,333	78	1.11
Total interest-bearing liabilities	101,229	392	0.52	92,488	371	0.54

Noninterest-bearing demand deposits	13,505			12,649
Other noninterest-bearing liabilities	753			1,022
Total liabilities	115,487			106,159
Equity	12,254			11,533
Total liabilities and equity	$127,741			$117,692

Net interest income		$3,179			$2,773
Net interest spread (3)			3.40%			3.24%
Net interest-earning assets (4)	$20,414			$18,820
Net interest margin (5)			3.49%			3.33%
Average interest-earning assets to interest-bearing liabilities			120.17%			120.35%

(1)	Yield and rates are annualized.
(2)	Consists of stock in the FHLB-Indianapolis and interest bearing deposits in other banks.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities. We also have the ability to borrow from the FHLB-Indianapolis. At September 30, 2015, we had the capacity to borrow approximately $5.2 million from the FHLB-Indianapolis and an additional $2.0 million on a line of credit with the FHLB-Indianapolis and United Bankers Bank. At September 30, 2015 and December 31, 2014, we had $14.0 million and $10.0 million, respectively, outstanding in advances from the FHLB-Indianapolis.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $128,000 and ($274,000) for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loan, proceeds from maturing securities and pay downs of mortgage-backed securities and the 2014 net payment on the sale of the branch, was $17.4 million and $13.3 million for nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, net cash provided by financing activities was $9.3 million and $10.5 million, which consisted primarily of the activity in deposit accounts, the Federal Home Loan Bank advances, and proceeds from the stock conversion.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2015, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $12.5 million, or 9.46% of adjusted total assets, which is above the required level of $5.3 million, or 4.00%; the common equity tier 1 capital ratio of $12.5 million, or 13.86%, which is above the required level of $4.1 million or 4.5% and the total capital ratio of $13.6 million, or 15.02% of risk-weighted assets, which is above the required level of $7.2 million, or 8.0%. We have opted-out of the accumulated other comprehensive income (AOCI) capital rule that went into effect on January 1, 2015. At December 31, 2014, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $12.3 million, or 10.03% of adjusted total assets, which is above the required level of $6.1 million, or 5.00%; and total risk-based capital of $13.2 million, or 17.87% of risk-weighted assets, which is above the required level of $7.4 million, or 10.00%. Accordingly, the Bank was categorized as well capitalized at September 30, 2015 and December 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Edgewater Bank is a federal savings bank. Edgewater Bank has applied to the appropriate state and federal regulators to convert its charter from a federal savings bank to a state bank chartered under the laws of the State of Michigan. In connection with those applications, Edgewater Bancorp, Inc. has applied to convert from a savings and loan holding company to a bank holding company. The proposed change in charter is subject to prior receipt of all necessary regulatory approvals. The proposed charter change, if it occurs, is not expected to result in any changes to the bank's products, services or operations.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edgewater Bancorp, Inc.

Date: November 13, 2015	/s/ Richard E. Dyer
Richard E. Dyer
President and Chief Executive Officer

Date: November 13, 2015	/s/ Coleen S. Frens-Rossman
Coleen S. Frens-Rossman
Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Edgewater Bancorp, Inc.*
3.2	Bylaws of Edgewater Bancorp, Inc.*
10.1	Amended and Restated Employment Agreement dated as of August 19, 2015, by and between Edgewater Bank, Edgewater Bancorp, Inc. and Richard E. Dyer, incorporated by reference to Exhibit 10.1 to the Edgewater Bancorp, Inc.'s Current Report on Form 8-K filed August 21, 2015.
10.2	Amended and Restated Employment Agreement dated as of August 19, 2015, by and between Edgewater Bank, Edgewater Bancorp, Inc. and Coleen S. Frens-Rossman, incorporated by reference to Exhibit 10.2 to the Edgewater Bancorp, Inc.'s Current Report on Form 8-K filed August 21, 2015.
31.1	Certification of Richard E. Dyer, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Richard E. Dyer, President and Chief Executive Officer, and Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements*

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191125)

