Form 10-K
period 2015-12-31
Edgewater Bancorp, Inc.
filed 2016-03-29
CIK 1584770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price at which the common equity was last sold, as of June 30, 2015, the last business day of the most recently completed second fiscal quarter was $7,513,853.
As of March 28, 2016, there were issued and outstanding 667,898 shares of the Registrant’s Common Stock with a par value of  $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2016 are incorporated by reference into Part III of this Report.

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
Edgewater Bank
Edgewater Bank is a stock savings association that was originally organized in 1910 as a state-chartered mutual savings and loan association under the name Industrial Building and Loan. In 1938, the Bank converted to a federal charter and changed its name to Buchanan Federal Savings and Loan Association. The Bank changed its name in 1965 to LaSalle Federal Savings and Loan Association of Buchanan and in 1989 to LaSalle Federal Savings Bank. The Bank changed its name to Edgewater Bank in 2005.
We conduct our operations from our main office in St. Joseph, Michigan and our four additional full-service banking offices located in Royalton Township, Coloma, Bridgman and Buchanan, Michigan. We completed the sale of the Decatur office on January 24, 2014. In connection with the sale of the Decatur office, our deposits decreased by approximately $13.3 million, including $8.4 million of core deposits (which we define to include demand deposit, money market and savings accounts) and $4.9 million of certificates of deposits. We retained all loans associated with the Decatur office. We funded the assumption of deposits by the purchaser with cash on hand and approximately $10.0 million of advances from the Federal Home Loan Bank of Indianapolis (“FHLB-Indianapolis”).
Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate, commercial and industrial, commercial real estate loans, warehouse line, and, to a lesser extent, home equity lines of credit and other consumer loans. At December 31, 2015, $45.4 million, or 42% of our total loan portfolio, was comprised of one- to four-family residential real estate loans. We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities, state and political subdivisions and to a lesser extent collateralized mortgage obligations. We offer a variety of deposit accounts, including checking accounts, NOW accounts, savings accounts, money market accounts and certificate of deposit accounts. We utilize advances from the FHLB-Indianapolis for asset/liability management purposes and, to a much lesser extent, for additional funding for our operations. At December 31, 2015, we had $8.0 million in advances outstanding with FHLB-Indianapolis.
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
Market Area and Competition
We conduct our operations from our main office in St. Joseph, Michigan and our four additional full-service banking offices located in Royalton Township, Coloma, Bridgman and Buchanan, Michigan. We have completed the sale of the Decatur office on January 24, 2014. Our primary market area includes Berrien County, and, to a lesser extent, Van Buren County and Cass County, Michigan, all of which are located in southwestern Michigan near the border of Indiana, and portions of northern Indiana that are contiguous with Berrien and Cass Counties. We will, on occasion, make loans secured by properties located outside of our primary market are, especially to borrowers with whom we have an existing relationship and who have a presence within our primary market area. Our primary market area includes small towns and rural communities, and St. Joseph, where our headquarters are located, is a community of upscale retirement, vacation or second homes. Our market area was historically a manufacturing and agricultural-based economy, including the world headquarters of Whirlpool Corporation and Leco Corporation. Our market area has experienced continued developments in the medical and health services and nuclear energy industries, with Lakeland Regional Health System and Indiana Michigan Power employing large numbers of people, as well as the metal fabrication and tourism industries. The economy in our market area also has a significant service component, particularly the food and beverage industries. The regional economy is fairly diversified, supported by government, professionals such as doctors, lawyers and accountants, wholesale and retail trade, manufacturing and agriculture.
We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, and mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2015, based on the most recent available FDIC data, our market share of deposits represented 7.08% of FDIC-insured deposits in Berrien County, ranking us 6th in market share of deposits. We do not have a significant market share of either deposits or residential lending in Van Buren County, Cass County or areas that we serve in northern Indiana.
Lending Activities
General.    Our principal lending activity is originating one- to four-family residential real estate loans, commercial and industrial loans, commercial real estate loans, warehouse line, consumer loans (including home equity lines of credit, watercraft and automobile loans) and, to a lesser extent, residential and commercial construction loans. We sell in the secondary market a significant majority of the fixed-rate one- to four-family residential mortgage loans that we originate, generally on a servicing-retained, non-recourse basis, while retaining adjustable rate one- to four-family residential mortgages, in order to manage the maturity and time to re-price our loan portfolio. We may, at times, retain within our loan portfolio a modest amount of intermediate and longer term residential mortgage loans for asset-liability management purposes. In recent years, we have changed our strategy to focus on relationship-based banking, diversifying of our loan portfolio, increasing the yield of our loan portfolio and improving and managing our asset quality. Accordingly, subject to market conditions and our asset-liability analysis, we expect to take advantage of unique characteristics of our market area to increase our residential mortgage, commercial and industrial, and consumer loans. Our business strategy does not contemplate the origination of speculative construction and land development loans. We expect to develop a broader, more flexible array of residential, commercial and industrial and consumer loan products specifically suited to the customers and potential customers in our market area, hire additional personnel with residential, commercial and consumer lending experience and continue to improve our customer service. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Strategy” for more information regarding our future plans for lending activities.

Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.
	At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
Real estate loans:
Residential 1 – 4 family(1)	$45,402,431	42.04%	$45,353,599	50.09%
Commercial Real Estate	32,374,013	29.97	27,908,662	30.83
Construction and land development	1,975,842	1.83	1,523,281	1.68
Total real estate(2)(3)	79,752,286	73.84	74,785,542	82.60
Commercial and industrial	8,147,480	7.54	5,536,805	6.12
Warehouse line	10,000,000	9.26	—	—
Consumer loans:
Home equity loans and lines of credit	9,003,016	8.34	9,331,608	10.31
Other consumer loans	1,101,856	1.02	883,864	0.98
Total consumer	10,104,872	9.36	10,215,472	11.28
Total loans	108,004,638	100.00%	90,537,819	100.00%
Less other items:
Net deferred loan costs	(26,191)		(17,057)
Allowance for loan losses	1,075,374		1,075,351
Total loans, net	$106,955,455		$89,479,525

(1)
Does not include loans held for sale of  $0 and $48,300 at December 31, 2015 and December 31, 2014, respectively.

(2)
At December 31, 2015, consists of  $21.0 million of owner occupied properties and $8.1 million of non-owner occupied properties.

(3)
Includes $2.3 million and $4.0 million of multi-family loans at December 31, 2015 and December 31, 2014, respectively.

Loan Portfolio Maturities and Yields.   The following table summarizes the scheduled repayments of our loan portfolio that are due after December 31, 2016. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.
	One- to Four-Family		Commercial Real Estate		Construction and Land		Commercial and Industrial
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Ending December 31,
2017	$312,799	5.10%	$2,913,249	5.66%	$—	—%	$183,338	5.58%
2018 to 2019	1,161,279	4.66	13,189,565	4.76	—	—	1,303,131	4.35
2020 to 2024	5,595,580	3.90	8,457,526	4.93	127,199	4.52	2,514,109	4.91
2025 to 2029	9,431,342	3.73	239,826	5.00	—	—	—	—
2030 and beyond	28,838,080	3.74	5,649,004	4.94	46,046	4.38	—	—
Total	$45,339,080	3.79%	$30,449,170	5.01%	$173,245	4.48%	$4,000,518	4.76%

	Warehouse Line		Home Equity Loans and Lines of Credit		Other Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Ending December 31,
2017	$—	—%	$737,253	3.69%	$225,880	4.08%	$4,372,519	5.20%
2018 to 2019	—	—	2,155,619	3.50	158,307	3.89	17,967,901	4.57
2020 to 2024	—	—	4,495,553	4.58	484,417	4.89	21,674,384	4.58
2025 to 2029	—	—	1,201,460	4.78	110,028	6.20	10,982,656	3.90
2030 and beyond	—	—	—	—	—	—	34,533,130	3.94
Total	$—	—%	$8,589,885	4.26%	$978,632	4.69%	$89,530,590	4.28%

Loan Approval Procedures and Authority.   Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Edgewater Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). In addition, we have established an in-house limit that is less than the legal limits on loans to one borrower. At December 31, 2015, our largest credit relationship totaled $1.9 million and was secured by an owner-occupied manufacturing facility in our market area. Our second largest relationship at December 31, 2015 was a $1.7 million loan secured by an owner-occupied retail service facility in our market area. At December 31, 2015, both of these lending relationships were performing in accordance with their terms.
Our lending is subject to written underwriting standards and origination procedures. Decisions on one- to four-family residential mortgage and consumer loans are made on the basis of detailed applications developed by our lending officers. Decisions on commercial real estate and commercial and industrial loans are made on the basis of information submitted by the prospective borrower and analyzed by our lending officers. Banking regulation require that for real estate loans of  $1.0 million or more, commercial real estate loans of  $250,000 or more and complex residential loans of  $250,000 or more, we require property appraisals prepared by an outside independent state-certified appraiser approved by our board of directors. For non-complex residential loans between $250,000 and $1.0 million, we require property appraisals prepared by an outside independent state-certified or state-licensed appraiser. Although the use of internal evaluations are permitted by banking regulations for commercial real estate loans of less than $1.0 million and other loans of less than $250,000, we require current third-party appraisals for substantially all loans that we originate. We categorize a third-party appraisal as “current” if it was prepared within 18-months of the loan application and we know of no material changes in the property or surrounding areas. The loan application and review process is designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items obtained through the application process are verified through use of credit reports and credit history, financial and cash flow information and tax returns.
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
We use the Loan Prospector™ System for loans originated for sale to Freddie Mac and LAS for loans originated for sale to the Federal Home Loan Bank . We generally do not make residential loans that are not approved by this system (other than loans above the Freddie Mac or Federal Home Loan Bank lending limit for conforming loans, which we refer to as “jumbo” loans), but we review all non-approved residential loans and will extend credit in certain circumstances upon approval by our loan committee, which consists of our President and Chief Executive Officer, our Chief Financial Officer, our Senior Lender, our Senior Retail Officer, our Assistant Vice President of Risk Management, and all other commercial lending officers.

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
Fixed and Adjustable-Rate Loan Schedule.   The following table sets forth our fixed- and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016.
	Due After December 31, 2016
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$20,023	$25,316	$45,339
Commercial	20,299	10,150	30,449
Construction and land	173	—	173
Total real estate	40,495	35,466	75,961
Commercial and industrial	3,537	464	4,001
Warehouse line	—	—	—
Consumer loans:
Home equity loans and lines of credit	708	7,882	8,590
Other consumer	788	190	978
Total consumer	1,496	8,072	9,568
Total loans	$45,528	$44,002	$89,530

One- to Four-Family Residential Real Estate Lending.   The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2015, we had $45.4 million of loans secured by one- to four-family real estate, representing 42.0% of our total loan portfolio. In addition, at December 31, 2015, we had zero residential mortgages held for sale. We originate fixed-rate residential mortgage loans, and we also offer adjustable-rate residential mortgage loans and home equity loans. At December 31, 2015, the one- to four-family residential mortgage loans held in our portfolio were comprised of 44.2% fixed-rate loans, and 55.8% adjustable-rate loans.
We sell the majority of the one- to four-family residential mortgage loans that we originate. During the years ended December 31, 2015 and December 31, 2014, we sold $14.7 million and $6.9 million, respectively, of residential mortgage loans for gains on sale of approximately $279,000 and $141,000, respectively. Almost all of these loans were sold on a servicing-retained basis. At December 31, 2015 and December 31, 2014, our servicing portfolio was $77.2 million and $73.6 million, respectively, all of which related to loans that we had originated. Servicing fees were approximately $131,000 and $60,000, respectively, during the years ended December 31, 2015 and December 31, 2014. See “— Loan Originations, Participations, Purchases and Sales of Loans.”
Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Freddie Mac and Federal Home Loan Bank guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2015 was generally $417,000 for single-family homes in our market area. We also originate jumbo loans, which we generally retain in our portfolio, although we may develop a secondary market program with a private purchaser for certain of these jumbo loans. At December 31, 2015, we had $7.6 million of jumbo loans. We currently have a program in place with a third party that allows us to refer FHA and VA loans to them for underwriting and servicing.
At December 31, 2015, almost all of our one- to four-family residential loans that we hold in our portfolio and our home equity loans and lines of credit were secured by properties located in our market area. In addition, almost all of the residential mortgage loans that we originate for sale are secured by properties located in our market area.
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
Our one- to four-family residential real estate loans typically have terms of 10 to 30 years. Our adjustable-rate one- to four-family residential real estate loans generally have fixed rates for initial terms of five, seven or ten years and adjust annually thereafter at a margin. In recent years, this margin has been 275 basis points over the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year. The margin will be increased from 275 basis points to 300 basis points for new loan approvals. The maximum amount by which the interest rate may be increased or decreased is generally 2.00% per adjustment period and the lifetime interest rate cap is generally 6.00% over the initial interest rate of the loan.
Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price (as interest rates increase the required payments due from the borrower also increase subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to ten years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.
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
Commercial Real Estate Lending.   We have historically focused our non-residential lending activities on commercial real estate. However, we have revised our strategy to diversify our loan portfolio and increase our yield while improving asset quality, and we believe a key to successful implementation of this strategy is to reduce our reliance on commercial real estate lending by managing the run-off of loans that do not match our current strategy, while continuing to originate commercial real estate loans on a selective basis. In the future, we will focus on originating loans up to our in-house lending limit, where the property is located in our market area and where we have a strong existing relationship with the borrower. We will be more selective in our approval process based on the size of the loans and our overall relationship with the borrower. At December 31, 2015, we had $32.4 million in commercial real estate loans, representing 30.0% of our total loan portfolio.
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

Set forth below is information regarding our commercial real estate loans at December 31, 2015.
Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Real estate development(1)	25	$9,134
Storage unit rental	7	1,702
Health care and social	7	1,600
Retail trade	9	1,446
Accommodation and food	8	2,546
Funeral homes	2	841
Legal services	2	603
Other services	21	5,285
Manufacturing	11	6,198
Recreational	4	1,986
Agriculture	3	1,024
Other miscellaneous	1	9
	100	$32,374

(1)
These loans are primarily loans secured by multi-tenant properties.

At December 31, 2015, the average loan balance of our outstanding commercial real estate loans was $330,000, and the largest of such loans was a $2.5 million loan secured by a manufacturing facility that has an SBA guarantee in our market area. This loan was performing in accordance with its original repayment terms at December 31, 2015.
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
Commercial and Industrial Lending.   At December 31, 2015, we had $8.1 million of commercial and industrial loans, representing 7.5% of our total loan portfolio. Because we believe that expanding our organic origination of commercial and industrial loans is essential to our profitability, we intend to increase our commercial and industrial lending by targeting businesses with between $1.0 million and $15.0 million in revenues operating in our market area, including medical, legal, accounting and other professional practices as well as traditional commercial businesses, with loan products designed to meet the needs of professional and rural development borrowers.
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
We also offer commercial and industrial loans utilizing the SBA’s 504 Loan Program, although we did not have any of these loans outstanding at December 31, 2015. The structure of loans provided under the SBA 504 Program reduces our credit risk and improves our collateral position. We also offer the SBA’s 7a Loan Program. Under the 7a Program, our credit risk is reduced as a result of a loan guaranty from the SBA, generally at 75% of the total loan amount. In addition, the guaranteed portion of the credit can be sold in the secondary market generating significant fee income opportunities. Because we face recourse liability on these loans if they do not meet all SBA requirements, we enhance the underwriting, servicing, and review processes on these loans. During the year ended December 31, 2015, we originated $2.6 million in SBA loans under the 7a Program. We will continue to increasing our origination of SBA loans as part of our lending strategy.
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
Set forth below is information regarding our commercial and industrial loans at December 31, 2015.
Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Real estate(1)	3	$333
Storage unit rental	5	94
Health care and social	4	51
Retail trade	7	600
Accommodation and food	1	48
Other services	30	2,831
Manufacturing	20	3,118
Municipality	3	672
Other miscellaneous	5	400
	78	$8,147

(1)
Consists of working lines of credit to owners of rental properties that are not secured by real estate.

At December 31, 2015, the average loan balance of our outstanding commercial and industrial term loans was $90,000, and the largest outstanding balance was a $484,000 loan secured by all of the business assets, including equipment and accounts receivable, of a local development office in our market area. This loan was performing in accordance with its original repayment terms at December 31, 2015.
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
Warehouse Line.   At December 31, 2015, we had $10.0 million in residential loans funded representing 9.3% of the total loan portfolio. This line is a wholesale mortgage line participation. The lending is done between a specific mortgage company that is a customer with the participating bank. The participating bank underwrites each individual mortgage and the related mortgagee. Financing is provided to an approved mortgage company for the origination and sale of residential mortgage loans.
A portion of each individual mortgage is assigned to the Edgewater Bank until the loans is sold on the secondary market. Edgewater Bank has established several controls to minimize potential risks including reviewing documents provided on the approved mortgage warehouse participants.
We review specific documentation provided on each loan that we are asked to fund. At that time, we can choose to accept or deny the loans. These loans are typically sold within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold.
Consumer Lending.   At December 31, 2015, we had $10.1 million, or 9.4% of our loan portfolio, in consumer loans, including $9.0 million in home equity loans and lines of credit and $1.1 million in other consumer loans.
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

At December 31, 2015, we had $8.3 million, or 7.7% of our loan portfolio, in home equity lines of credit and $703,000, or 0.7% of our loan portfolio, in fixed-term equity loans. We also had an additional $7.7 million in unused commitments on home equity lines of credit. The largest outstanding balance of any home equity line of credit was $354,000 and the largest outstanding balance of any fixed-term equity loan was $53,000. These loans were performing in accordance with their original repayment terms at December 31, 2015.
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
Construction and Land Lending.   At December 31, 2015, we had $2.0 million, or 1.8% of our total loan portfolio, in construction and land loans. Of these, $1.5 million were loans for the construction by individuals of their primary residences, $364,000 were loans where raw land serves as collateral other than for construction and development purposes (including one loan in the amount of approximately $224,000 secured by a parcel of land utilized by an RV dealer as an outdoor showroom), and $133,000 were construction and land development loans. At December 31, 2015, our largest construction and land loan was a $700,000 loan secured by a primary residence located in our market area. This loan was performing in accordance with its original repayment terms at December 31, 2015.
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
We make raw land loans on a limited basis. These loans have terms of not more than five years with amortization periods of not more than 15 years. The maximum loan-to-value of these loans is 65% of the lesser of the appraised value or the purchase price of the property. We will also originate land loans secured by building lots. Lot loans may be approved on a short-term interest-only basis if the borrower plans to pay-off the loan through construction financing or other means within 12 months and the borrower qualifies for such financing. If the lot loan is not short-term in nature, it will be structured on fully amortizing basis, with the borrower obligated to pay principal and interest.
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
We sell a majority of the conventional one- to four-family residential mortgage loans that we originate into the secondary market. In recent years, we have sold most of the fixed-rate, one- to four-family residential real estate loans that we originated for sale to Freddie Mac and Federal Home Loan Bank of Indianapolis on a servicing-retained basis. We originate a limited number of residential mortgage loans for sale on a servicing-released basis based on the circumstances of the borrower and with specific loan approval. Otherwise we consider the secondary market conditions and our asset and liability management and liquidity demands and interest rate risk analysis on an ongoing basis in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the years ended December 31, 2015 and December 31, 2014, we sold $14.7 million and $6.9 million of mortgage loans, respectively. All of the mortgage loans were sold on a servicing-retained basis. At December 31, 2015, we serviced $77.2 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market.
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

The following table shows our loan origination, purchases, sales and repayment activities for the years indicated.
	Years Ended December 31,
	2015	2014
	(Dollars in thousands)
Total loans, including loans held for sale, at beginning of period	$90,586	$87,596
Loans originated:
Real estate loans:
One- to four-family residential	16,352	15,317
Commercial real estate	9,502	10,291
Construction and land	3,865	—
Total real estate	29,719	25,608
Commercial and industrial	5,007	2,323
Consumer loans:
Home equity loans and lines of credit	1,942	1,226
Other consumer	715	926
Total consumer	2,657	2,152
Total loans	37,383	30,083
Loans Purchased	—	—
Loans sold:
Real estate loans:
One- to four-family residential	(14,702)	(6,888)
Commercial real estate	—	—
Construction and land	—	—
Total real estate	(14,702)	(6,888)
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total consumer	—	—
Total loans	(14,702)	(6,888)
Principal repayments	(5,262)	(20,205)
Net loan activity	17,419	2,990
Total loans, including loans held for sale, at end of period	$108,005	$90,586

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
At December 31, 2015, we had 12 loans totaling $1.3 million that were classified as troubled debt restructuring. Of these, 2 loans totaling $140,000 were included in our non-accrual loans at such date because they were either not performing in accordance with their modified terms or had been performing in accordance with their modified terms for less than six months since the date of restructuring.

Delinquent Loans.   The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.
	Loans Delinquent For
	30 – 59 Days		60 – 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2015
Real estate loans:
One- to four-family residential	14	$1,125	4	$312	10	$555	28	$1,992
Commercial real estate	1	10	—	—	—	—	1	10
Construction and land	—	—	1	23	2	10	3	33
Total real estate	15	1,135	5	335	12	565	32	2,035
Commercial and industrial	1	99	—	—	—	—	1	99
Warehouse Line	—	—	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	3	72	3	10	1	8	7	90
Other consumer	—	—	1	3	—	—	1	3
Total consumer	3	72	4	13	1	8	8	93
Total loans	19	$1,306	9	$348	13	$573	41	$2,227
At December 31, 2014
Real estate loans:
One- to four-family residential	14	$1,148	5	$558	11	$735	30	$2,441
Commercial real estate	1	12	—	—	—	—	1	12
Construction and land	1	28	—	—	2	22	3	50
Total real estate	16	1,188	5	558	13	757	34	2,503
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	6	54	2	25	1	10	9	89
Other consumer	—	—	1	6	—	—	1	6
Total consumer	6	54	3	31	1	10	10	95
Total loans	22	$1,242	8	$589	14	$767	44	$2,598

Classified Assets.   Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. At December 31, 2015, we had $1.6 million of loans designated as “special mention”.

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
The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at December 31, 2015 and December 31, 2014 include approximately $573,000 and $1.6 million of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $14,643 and $17,502 at December 31, 2015 and December 31, 2014, respectively.
	At December 31, 2015	At December 31, 2014
	(Dollars in thousands)
Classified assets:
Substandard loans(1)	$1,356	$2,887
Doubtful loans	—	—
Loss loans	—	—
Real estate owned and other	—	—
Real estate owned and other repossessed assets	262	467
Total classified assets	$1,618	$3,354

(1)
Includes non-accruing loans that are more than 90 days past due.

The decrease in classified assets to $1.6 million at December 31, 2015 from $3.4 million at December 31, 2014 is the continuation of a trend of declining classified assets that began in 2009. This decrease was primarily due to the enhanced review of our nonperforming assets, which resulted in significant charge-offs and losses on sales of real estate owned. Management believes it has resolved the majority of our problem assets, particularly the speculative construction and land development loans originated prior to 2009, but continues to closely monitor and aggressively manage these classified loans. Our level of classified assets and expenses continues to decline as these loans are resolved. It is our experience that a significant number of classified non-owner occupied commercial real estate that were originated prior to 2009 historically have become non-performing loans.
Non-Performing Assets.   Non-performing assets decreased to $1.6 million, or 1.2% of total assets, at December 31, 2015 from $3.4 million, or 2.8% of total assets, at December 31, 2014. Nonperforming loans were $1.4 million at December 31, 2015 and $2.9 million from December 31, 2014. The largest decline was in commercial real estate which decreased $720,000 from December 31, 2014. Residential 1-4 family mortgages decreased $577,000 over December 31, 2014. Real estate owned was $262,000 on December 31, 2015 and $467,000 on December 31, 2014, declining $205,000. This was a result of the sale of one commercial real estate property totaling $190,000 and two residential lots totaling $10,000. As of December 31, 2015, commercial real estate loans totaled $211,000, or 13.3% of our non-performing assets. At December 31, 2015, one-to-four family residential mortgage loans totaled $1.2 million or 93.5% of nonperforming loans a decrease of  $577,000 from December 31, 2014. One-to-four family residential mortgage loans were 78.8% of nonperforming assets at December 31, 2015.
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
	At December 31, 2015	At December 31, 2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,234	$1,811
Commercial real estate	9	729
Construction and land	33	207
Total real estate	1,276	2,747
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	44	151
Other consumer	—	—
Total consumer	44	151
Total loans	1,320	2,898
Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Commercial real estate	—	—
Construction and land	—	—
Total real estate	—	—
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total consumer	—	—
Total loans	—	—
Total non-performing loans	1,320	2,898
Real estate owned and other repossessed assets:
Real estate loans:
One- to four-family residential	—	—
Commercial real estate	202	397
Construction and land	60	70
Total real estate	262	467
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total consumer	—	—
Total real estate owned before loans in redemption	262	467
Loans in redemption(1)	—	—
Total real estate owned and other repossessed assets	262	467
Total non-performing assets	$1,582	$3,365

	At December 31, 2015	At December 31, 2014
	(Dollars in thousands)
Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$957	$916
Commercial real estate	273	286
Construction and land	—	134
Total real estate	1,230	1,336
Commercial and industrial	—	—
Consumer loans:
Home equity loans and lines of credit	79	2
Other consumer	—	—
Total consumer	79	2
Total loans	$1,309	$1,338
Total non-performing loans and troubled debt restructurings	$2,629	$4,236
Ratios:
Non-performing loans to total loans	1.22%	3.20%
Non-performing assets to total assets	1.17%	2.75%
Non-performing assets and troubled debt restructurings to total assets	1.94%	3.46%

(1)
Represents real estate that is subject to the redemption period under Michigan law.

Interest income that would have been recorded for the years ended December 31, 2015 and December 31, 2014, had non-accruing loans been current according to their original terms amounted to $16,000 and $23,000, respectively. No interest related to these loans was included in interest income for the years ended December 31, 2015 and December 31, 2014.
Non-performing one- to four-family residential real estate loans totaled $1.2 million at December 31, 2015 and consisted of 19 loans, the largest of which totaled $222,000. Non-performing commercial real estate loans totaled $9,000 at December 31, 2015 and consisted of one loan relationships. There were no nonperforming commercial and industrial loans, non-performing construction and land development loans totaled $33,000, and other non-performing loans totaled $44,000 at December 31, 2015.
Real estate owned totaled $262,000 at December 31, 2015, including $202,000 of commercial real estate properties and $60,000 of residential and commercial vacant land parcels.
At December 31, 2015, our three largest non-performing loan relationships 1-4 family residential totaling $222,000, $171,000 and $93,000.
Other Loans of Concern.   Other than $1.6 million of loans designated by management as “special mention,” of which $1.0 million related to a commercial farmland loan, there were no other loans at December 31, 2015 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
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

The following table sets forth activity in our allowance for loan losses for the periods indicated.
	At or For the Years Ended December 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$1,075	$1,061
Charge-offs:
Real estate loans:
One- to four-family residential	(1)	(27)
Commercial real estate	(5)	—
Construction and land	(57)	—
Total real estate	(63)	(27)
Commercial and industrial	—	—
Warehouse Line	—	—
Consumer loans:
Home equity loans and lines of credit	(17)	(73)
Other consumer	(1)	—
Total consumer	(18)	(73)
Total loans	$(81)	$(100)
Recoveries:
Real estate loans:
One- to four-family residential	$14	$3
Commercial real estate	2	91
Construction and land	—	—
Total real estate	16	94
Commercial and industrial	—	—
Warehouse Line	—	—
Consumer loans:
Home equity loans and lines of credit	—	20
Other consumer	—	—
Total consumer	—	20
Total loans	$16	$114
Net (charge-offs) recoveries	(65)	14
Provision for loan losses	65	—
Balance at end of period	$1,075	$1,075
Ratios:
Net charge-offs (recoveries) to average loans outstanding (annualized)	0.06%	(0.02)%
Allowance for loan losses to non-performing loans at end of period	81.44%	37.09%
Allowance for loan losses to total loans at end of period	1.00%	1.19%

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
	At December 31,
	2015			2014
	Allowance for Loan Losses	Percent of Allowance for Loan Loss by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance for Loan Loss by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$337	31.35%	42.04%	$223	20.74%	50.09%
Commercial real estate(1)	504	46.88	31.80	504	46.88	32.51
Total real estate	841	78.23	73.84	727	67.63	82.60
Commercial and industrial	69	6.42	7.54	248	23.07	6.12
Warehouse line	61	5.67	9.26	—	—	—
Consumer loans(2)	104	9.67	9.36	100	9.30	11.28
Total allocated allowance	1,075	100.00%	100.00%	1,075	100.00%	100.00%
Unallocated allowance	—			—
Total allowance for loan losses	$1,075			$1,075

(1)
Includes construction and land loans.

(2)
Includes home equity loans and lines of credit.

At December 31, 2015, our allowance for loan losses represented 1.00% of total loans and 81.4% of non-performing loans, and at December 31, 2014, our allowance for loan losses represented 1.19% of total loans and 37.1% of non-performing loans. There were net charge offs of  $65,000 and net recoveries of $14,000 during the years ended December 31, 2015 and December 31, 2014, respectively.
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

Our investment policy was adopted by the board of directors. The investment policy is reviewed annually by the board of directors. Authority to make investments under the approved investment policy is delegated to our Chief Financial Officer, who serves as Investment Officer. We utilize the services of a third party investment advisor for specific recommendations and review of our investment portfolio and investment activities. The investment portfolio is reviewed quarterly by the Bank’s asset liability management committee and the third party advisor, and an independent market pricing of the investment portfolio is obtained on at least a monthly basis. The Chief Financial Officer reports to the board of directors on at least a quarterly basis with respect to liquidity, credit quality, market risk and recent investment activity. Any exceptions to the investment policy are made only upon the recommendation of the President and the Chief Financial Officer, and with the concurrence of our third party advisor and two members of the asset liability management committee.
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

U.S. Government and Federal Agencies.   At December 31, 2015, we had U.S. government and agency securities with a carrying value of  $5.9 million, which constituted 50.7% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.
State and Political Subdivisions.   At December 31, 2015, we had state and political subdivision securities with a carrying value of  $2.6 million, which constituted 21.8% of our securities portfolio. Most of our current state and political subdivision securities are in principal amounts of  $500,000 or less, were issued by counties and municipalities located in the states of Michigan, Ohio, Wisconsin and Indiana, and have maturities not in excess of 5 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio
Mortgage-Backed Securities and Collateralized Mortgage Obligations.   At December 31, 2015, we had mortgage-backed securities with a carrying value of  $2.6 million, which constituted 21.9% of our securities portfolio, and CMOs with a carrying value of  $660,000, which constituted 5.6% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Edgewater Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
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
Federal Home Loan Bank Stock.   We hold common stock of the Federal Home Loan Bank of Indianapolis in connection with our borrowing activities totaling $686,200 at December 31, 2015. The Federal Home Loan Bank common stock is carried at cost and classified as restricted equity securities. We may be required to purchase additional Federal Home Loan Bank stock if we increase borrowings in the future.
The following table sets forth the composition of our investment securities portfolio, all of which were available for sale, at the dates indicated, excluding stock of the Federal Home Loan Bank of Indianapolis.
	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
U.S. Government and federal agency	$5,952	$5,925	$5,003	$4,940
State and political subdivisions	2,556	2,559	3,355	3,361
Mortgage-backed – GSE-residential	2,567	2,570	3,357	3,384
Collateralized mortgage obligations – GSE	653	660	1,020	1,033
	$11,728	$11,714	$12,735	$12,718

At December 31, 2015, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of our total equity.
Securities Portfolio Maturities and Yields.   The following table sets forth the composition, stated maturities and weighted average yields of our investment securities portfolio at December 31, 2015. Securities available for sale are carried at fair value. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. In addition, under the structure of some of our CMOs, the short- and intermediate-term tranche interests have repayment priority over the longer term tranche interests of the same underlying mortgage pool. Finally, some of our U.S. Treasury and other securities are callable at the option of the issuer. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(In thousands)
Securities available-for-sale:
U.S. Government and federal agency	$500	0.87%	$5,452	1.18%	—	—%	—	—%	$5,952	$5,925	1.16%
State and political subdivisions	501	2.65	2,055	1.29	—	—	—	—	2,556	2,559	1.55
Mortgage-backed – GSE-residential	—	—	—	0.00	2,026	1.50	541	5.69	2,567	2,570	1.74
Collateralized mortgage obligations – GSE	—	—	328	1.66	—	—	325	2.38	653	660	2.02
Total available-for-sale securities	$1,001	1.76%	$7,835	1.23%	$2,026	1.50%	$866	2.55%	$11,728	$11,714	1.42%

The following table shows the purchase, sale and amortization and repayment activity in our securities portfolio during the periods indicated:
	For the years ended December 31,
	2015	2014
	(Dollars in thousands)
Total at beginning of period	$12,735	$15,729
Purchases of:
U.S. government and federal agency obligations	999	—
U.S. government-sponsored enterprise mortgage-backed securities	—	—
U.S. government-sponsored enterprise collateralized mortgage obligations securities	—	—
State and political subdivisions	—	—
Corporate	—	—
Deduct:
U.S. government and federal agency obligations	(50)	(1,555)
U.S. government-sponsored enterprise mortgage-backed securities	(790)	(868)
U.S. government-sponsored enterprise collateralized mortgage obligations securities	(367)	(567)
State and political subdivisions	(799)	(4)
Corporate	—	—
Net activity	(1,007)	(2,994)
Total at end of period	$11,728	$12,735

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
Deposits.    deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, passbook and statement savings accounts, variable rate money market accounts, and certificates of deposit. Unlike most thrift institutions, a significant majority of our deposits are core deposits, which we believe are less susceptible than certificates of deposit to large-scale withdrawals as a result of changes in interest rates. We have not in the past used, and currently do not hold any, brokered or Internet deposits. Depending on our future needs we may participate in the Certificate of Deposit Registry Service (CDARS) and the Qwickrate programs as alternative funding sources, but do not anticipate doing so. At December 31, 2015, our core deposits, which are deposits other than time deposits and certificates of deposit, were $85.8 million, representing 75.7% of total deposits.
Our deposits are primarily obtained from areas surrounding our branch offices, and therefore deposit generation is significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition in our market area, which includes numerous financial institutions of varying sizes offering a wide range of products and services. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Branch managers of each branch are permitted to authorize certificate of deposit interest rate adjustments up to 0.15%. The President and Chief Executive Officer or Chief Financial Officer may approve any certificate of deposit interest rate adjustment in excess of 0.15%. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions, including competition and prevailing interest rates. At December 31, 2015, $27.5 million, or 24.3% of our total deposit accounts, were certificates of deposit, of which $16.2 million had maturities of one year or less.
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
	For the Years Ended December 31,
	2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposit accounts:
Interest bearing	$27,296	26.4%	0.38%	$17,571	18.3%	0.23%
Non-interest bearing	13,800	13.4	—	12,525	13.1	—
Money market accounts	20,299	19.7	0.29	22,858	23.8	0.29
Savings accounts	14,277	13.8	0.19	13,840	14.4	0.20
Certificates of deposit	27,608	26.7	0.80	29,091	30.3	0.87
Total deposits	$103,280	100.00%	0.46%	$95,885	100.0%	0.46%

The following table sets forth our deposit activities for the periods indicated.
	At or For the Years Ended December 31,
	2015	2014
	(Dollars in thousands)
Beginning balance	$98,493	$108,071
Net deposits (withdrawals) before interest credited	14,428	3,364
Branch deposit sale	—	(13,328)
Interest credited	410	386
Net increase (decrease) in deposits	14,838	(9,578)
Ending balance	$113,331	$98,493

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.
	At December 31,
	2015	2014
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$19,683	$20,879
1.00% to 1.99%	6,051	4,516
2.00% to 2.99%	1,773	1,437
3.00% to 3.99%	—	—
4.00% to 4.99%	5	24
5.00% and above	—	—
Total	$27,512	$26,856

Maturities of Certificates of Deposit Accounts.   The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.
	At December 31, 2015
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 1.00%	$14,325	$4,863	$379	$116	$19,683	71.5%
1.00% to 1.99%	1,421	1,914	1,262	1,454	6,051	22.0
2.00% to 2.99%	451	—	—	1,322	1,773	6.4
3.00% to 3.99%	—	—	—	—	—	—
4.00% to 4.99%	—	5	—	—	5	0.1
5.00% and above	—	—	—	—	—	—
Total	$16,197	$6,782	$1,641	$2,892	$27,512	100.00%

At December 31, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $9.4 million. The following table sets forth the maturity of those certificates as of December 31, 2015.
At December 31, 2015
(Dollars in thousands)
Three months or less	$1,190
Over three months through six months	2,630
Over six months through one year	1,967
Over one year to three years	3,059
Over three years	550
Total	$9,396

Borrowings.    We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. At December 31, 2015, we had $8.0 million in outstanding advances from the FHLB-Indianapolis. At December 31, 2015, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $12.4 million, and an additional $2 million on a line of credit with the Federal Home Loan Bank and $2 million on a line of credit with United Bankers Bank.
The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated. We did not have any borrowings other than Federal Home Loan Bank advances at the dates or during the periods indicated.
	At or For the Years Ended December 31,
	2015	2014
	(Dollars in thousands)
Balance at end of period	$8,000	$10,000
Average balance during period	$12,993	$9,564
Maximum outstanding at any month end	$17,600	$11,000
Weighted average interest rate at end of period	1.19%	0.00%
Average interest rate during period	0.95%	1.11%

Subsidiary Activities
Edgewater Bank is the wholly-owned subsidiary of Edgewater Bancorp, Inc. Edgewater Bank has three subsidiaries. Explorer Financial Services Corporation is a Michigan corporation established to own approximately 4.91% of MBT Title Services, LLC, a multi-bank owned title insurance company. Edgewater Insurance Agency, Inc. is a Michigan corporation formed to receive the commissions for the Bank’s employee benefit plans. This agency does not sell insurance products to the general public. Waters Edge Real Estate Holdings, LLC is a Michigan limited liability company formed to own and operate certain real estate owned properties between the time of foreclosure and divestiture of these properties. This entity currently does not hold any real estate owned properties.
Employees
As of December 31, 2015 we had 36 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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
The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.
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
Capital Requirements.   The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 6% and 8%, respectively and common equity Tier 1 of at least 4.50%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 1,250%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the savings association. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.
At December 31, 2015, Edgewater Bank’s capital exceeded all applicable requirements.
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
The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. Edgewater Bank had the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in its capital calculation. Edgewater opted out in order to reduce the impact of market volatility on its regulatory capital levels.
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
The final rule became effective for Edgewater Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fill implemented at 2.5% on January 1, 2019.
Edgewater Bank meets all of these new requirements, including the full 2.5% capital conservation buffer.
Loans-to-One Borrower.   Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2015, Edgewater Bank was in compliance with the loans-to-one borrower limitations.
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
A federal savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. At December 31, 2015, Edgewater Bank maintained 77.99% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. Edgewater Bank has satisfied the QTL test in each of the last 12 months.

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
Current OCC prompt corrective action regulations state that to be adequately capitalized, Edgewater Bank must have a Tier 1 leverage ratio of at least 4.0%, a Common Equity Tier 1 capital of at least 4.50%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 8.0%. To be well-capitalized, Edgewater Bank must have a Tier 1 leverage ratio of at least 5.0%, a Common Equity Tier 1 capital of at least 6.50%, a Tier 1 risk-based capital ratio of at least 8.0%, and a total risk-based capital ratio of at least 10.0%. A savings association that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4.0% is considered to be undercapitalized.

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
At December 31, 2015, Edgewater Bank met the criteria for being considered “well capitalized.”
In addition, the OCC’s prompt corrective action standards changed when the new capital ratios became effective. Under the new standards, in order to be considered well-capitalized, Edgewater Bank would have to have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%. Edgewater Bank has determined it is well-capitalized under these new standards.
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2015, the annualized FICO assessment was equal to 0.58 basis points of total assets less tangible capital.
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
Federal Home Loan Bank System.   Edgewater Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, Edgewater Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2015, Edgewater Bank was in compliance with this requirement. While Edgewater Bank’s ability to borrow from the Federal Home Loan Bank of Indianapolis provides an additional source of liquidity, Edgewater Bank has historically not used advances from the Federal Home Loan Bank to fund its operations.
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

•
Truth in Savings Act; and

•
Capital rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

Holding Company Regulation
General.   Edgewater Bancorp, Inc. is a savings and loan holding company within the meaning of Home Owners Loan Act (HOLA). As such, Edgewater Bancorp, Inc. is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over Edgewater Bancorp, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.
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

Capital.   Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, Edgewater Bancorp, Inc. is be subject to regulatory capital requirements that generally are the same as the new capital requirements for Edgewater Bank. These new capital requirements include provisions that might limit the ability of Edgewater Bancorp, Inc. to pay dividends to its stockholders or repurchase its shares. See “— Federal Banking Regulation — New Capital Rule.” Edgewater Bancorp, Inc. has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2015, has determined that it met all of these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, if these new requirements had been in effect on that date.
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
Minimum Tax.   The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2015, Edgewater Bank had no minimum tax credit carryforward.
Net Operating Loss Carryovers.   Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2015, Edgewater Bank had $8.9 million of federal net operating loss carryforwards and $1.3 million of Michigan state net operating loss carryforwards available for future use.
Capital Loss Carryovers.   Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2015, Edgewater Bank had no capital loss carryover.
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
State Taxation
Companies headquartered in Michigan, such as Edgewater Bancorp, Inc., are subject to a Michigan capital tax which is an assessment of 0.29% of a company’s consolidated net capital, based on a rolling five-year average. Other applicable state taxes include generally applicable sales, use and real property taxes. As a Maryland business corporation, Edgewater Bancorp, Inc. is required to file annual franchise tax return with the State of Maryland. Edgewater Bank’s state income tax returns have not been audited in recent years.
Availability of Annual Report on Form 10-K
This Annual Report on Form 10-K is available on our website at www.edgewaterbank.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.
Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies.
ITEM 1B.
Unresolved Staff Comments

Not applicable.
ITEM 2.
Properties

At December 31, 2015, the net book value of our properties was $3.0 million, and the net book value of our furniture, fixtures and equipment (including computer software) was $606,000. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.
The following table sets forth information regarding our office properties as of December 31, 2015.
Location	Leased or Owned	Year Acquired or Leased	Square Footage
Main Office: (including land)
Saint Joseph – Main Office 321 Main Street St. Joseph, Michigan 49085	Owned	1998	14,614
Full Service Branches: (including land)
Bridgman Office 4509 Lake Street Bridgman, Michigan 49106	Owned	1961	3,980
Buchanan Office(1) 720 East Front Street Buchanan, Michigan 49107	Leased	2013	1,800
Coloma Office 167 Paw Paw Street Coloma, Michigan 49038	Owned	1969	2,700
Royalton Township Office 4097 Hollywood Road St. Joseph, Michigan 49085	Owned	2006	3,692

(1)
Prior to June 2013, we owned the entire building in which our Buchanan office is located. In June 2013, we sold the building to a third party and entered into a lease agreement with the current owner for 1,800 square feet that we occupy.

ITEM 3.
Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2015, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 4.
Mine Safety Disclosure.

None.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information.   Our common stock is quoted on the OTCQB operated by OTC Markets Group, Inc. under the symbol “EGDW.” The approximate number of holders of record of Edgewater Bancorp, Inc.’s common stock as of March 15, 2016, was 667,898. Certain shares of Edgewater Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The common stock of Edgewater Bancorp, Inc. began trading on the OTCQB Bulletin Board on January 17, 2014. Accordingly, there is no market information for the periods ended December 31, 2013 and 2012.
The following table shows the high and low sales prices for our common stock as reported by the OTC Bulletin Board for the periods indicated and all dividends, if any, paid by us during those periods.
	High	Low	Dividend
2015
First Quarter	$10.50	$10.02	$0
Second Quarter	$11.25	$10.40	$0
Third Quarter	$13.00	$11.25	$0
Fourth Quarter	$13.75	$12.04	$0
2014
First Quarter	$11.00	$10.00	$0
Second Quarter	$10.50	$10.40	$0
Third Quarter	$11.00	$10.25	$0
Fourth Quarter	$10.25	$10.10	$0
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
Edgewater Bancorp, Inc. contributed $4.6 million of the net proceeds of the offering to Edgewater Bank. In addition, $534,000 of the net proceeds were used to fund the loan to the employee stock ownership plan.
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
Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate, commercial and industrial, and commercial real estate loans, and, to a lesser extent, home equity lines of credit and other consumer loans. At December 31, 2015, $45.4 million, or 42.0% of our total loan portfolio, was comprised of one- to four-family residential real estate loans. We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, state and municipal securities and collateralized mortgage obligations.
We offer a variety of deposit accounts, including checking accounts, NOW accounts, savings accounts, money market accounts and certificate of deposit accounts. We utilize advances from the FHLB-Indianapolis for asset/liability management purposes and, to a much lesser extent, for additional funding for our operations. At December 31, 2015, we had $8.0 million in advances outstanding with FHLB-Indianapolis.
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, mortgage banking activities, gain on sales of securities, and miscellaneous other income. Non-interest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, federal deposit insurance premiums, interchange, professional fees, advertising and other operating expenses.
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
As a result of the economic conditions and loan origination practices by our previous management team, Edgewater Bank experienced unusually high levels of classified loans and charge-offs, particularly in speculative construction and land development loans in the years following 2009.
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
We believe a disciplined approach to managing the size and diversification of our balance sheet, a renewed focus on personalized service to broaden customer relationships, a continued commitment to improving and managing asset quality, eliminating unproductive spending and enhancing our data processing and reporting technologies will enable us to operate efficiently and profitably and deliver attractive returns to our shareholders. Highlights of our current business strategy, subject to regulatory approval where applicable and market conditions, are set forth below.
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
Of the $1.6 million in classified assets as of December 31, 2015, $1.2 million were originated before January 2009. Of the $1.6 million in non-performing assets as of December 31, 2015, $1.4 million were originated before January 2009. Accordingly, we believe that our improved underwriting procedures have been effective in limiting classified and non-performing assets.
Prudently and opportunistically grow our assets and liabilities by increasing our presence in the communities we serve.   We believe that in order to increase our income, we must focus on growing our loan portfolio. Our total assets increased $13.0 million, or 10.7%, to $135.4 million at December 31, 2015, from $122.3 million at December 31, 2014. Our total loan portfolio, before allowance for loan losses, increased $17.5 million, or 19.3%, to $108.0 million at December 31, 2015 from $90.5 million at December 31, 2014. To better serve and expand our customer base we intend to develop and continually review a pricing model that will attract prospective customers, particularly homeowners, high net worth individuals, and small- to medium-sized traditional commercial and industrial customers and professional organizations such as medical and dental practices, law firms and accounting firms.
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
Continue to sell fixed-rate loans and retain variable rate and certain fixed-rate loans.   During the year ended December 31, 2015, we originated $16.4 million of one to four-family residential real estate loans and sold $14.7 million for gains on sale of  $279,000, and during the year ended December 31, 2014, we originated $15.3 million of one to four-family residential real estate loans for sale and sold $6.9 million for gains on sale of  $141,000. We plan to maintain an appropriately sized portfolio of adjustable-rate one- to four-family residential real estate loans to meet the needs of borrowers in our market area, increase the yield of our loan portfolio as market interest rates rise, assist in the management of our interest rate risk and manage both the maturity of the loan portfolio and the time it takes for loans to reprice in accordance with their terms. We intend to sell the majority of the long-term fixed-rate residential mortgage loans on a servicing-retained basis in order to increase servicing fee income, recognize gains on sale and manage the overall maturity of our loan portfolio.
Increase our loan portfolio by initiating a warehouse line participation.    We continue to expand our portfolio by partnering with another financial institution who funds 1-4 family residential mortgage loans. A line of credit is extended to a specific mortgage company that allows the company to fund and close the loan before the loan is sold and funded to a third party. The partner financial institution underwrites each individual mortgage with financing provided to the approved mortgage company for the origination and sale of the loan. A portion of each individual mortgage is assigned to the Company until the loan is sold on the secondary market. These loans typically are sold within 30 to 90 days. At December 31, 2015, we had $10.0 million in outstanding balances.
Continue to generate low-cost deposits within our market area.   We offer checking, NOW, savings and money market deposit accounts (which we refer to as “core” deposits), which generally are lower cost sources of funds than certificates of deposit. At December 31, 2015, approximately 75.7% of our deposits were core deposits. We intend to pursue increased origination of these low cost deposits within our market area, with particular focus on transaction accounts, by implementing pro-active marketing and promotional programs, broadening banking relationships with lending customers, offering attractive interest rates, and offering competitive products to meet the needs of the varied demographic groups in our market areas, such as remote deposit capture for business customers, high-yield checking for higher balances, and low-cost overdraft for lower balances.
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

We intend to continue to pursue our business strategy, subject to changes necessitated by future market conditions, regulatory restrictions and other factors. We have adopted a strategic plan to achieve profitability to increase our earnings base, especially the size of our loan portfolio. Our strategic plan assumed that, beginning in 2015, we would not incur the same level of charge-offs, provisions for loan losses, write downs on real estate owned and losses on sales of real estate owned or expenses related to problem assets as we have in recent periods. However, the conversion has had a short-term adverse impact on our operating results, due to additional costs related to becoming a public company and increased compensation expenses associated with our employee stock ownership. In addition, growth of earning assets is essential to our future profitability, and we expect to incur expenses related to the implementation of our growth plan, including hiring initiatives and the development and marketing of new products and services. Accordingly, as we successfully implement our strategic plan, we do anticipate a continued return to profitability during 2016. We may not be able to successfully implement our strategic plan, and therefore may not return to profitability in the timeframe that we expect or at all.
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
Fair Value Measurements.   The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Bank estimates fair value. These estimates are subjective in nature an imprecision in estimating these factors can impact the amount of revenue or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 12 of the Financial Statements — “Disclosures About Fair Value of Assets and Liabilities.”
Comparison of Financial Condition at December 31, 2015 and December 31, 2014
Total Assets.   Total assets increased by $13.0 million, or 19.5%, to $135.4 million at December 31, 2015 from $123.3 million at December 31, 2014. The increase was primarily the result of increases in loans of  $17.5 million and, offset by decreases in interest-earning demand accounts of  $2.7 million, available for sale securities of  $1.0 million, Federal Home Loan Bank stock of  $393,000, premises and equipment of $306,000 and other real estate of  $205,000.
Net Loans.   Net loans increased by $17.5 million, or 19.5%, to $107.0 million at December 31, 2014 from $89.5 million at December 31, 2014. During the year ended December 31, 2015 we originated $16.4 million of one- to four-family residential real estate loans, and sold $14.7 million in the secondary market. During the year ended December 31, 2015, one- to four-family residential real estate loans increased $49,000 or .1%, to $45.4 million at December 31, 2015 from $45.4 million at December 31, 2014, commercial real estate loans increased $4.5 million, or 16.0%, to $32.4 million from $27.9 million; construction and land loans increased $453,000, or 29.7%, to $2.0 million from $1.5 million; commercial and industrial loans increased $2.6 million, or 47.2% to $8.1 million at December 31, 2015 from $5.5 million at December 31, 2014, the warehouse line increased to $10 million at December 31, 2015 from zero at December 31, 2014, and consumer loans, including home equity loans and lines of credit, decreased $111,000, or 1.11%, to $10.1 million from $10.2 million. Decreases in loan balances reflect repayments in excess of originations and loan sales.
Investment Securities.   Investment securities available for sale decreased $1.0 million, or 7.9%, to $11.7 million at December 31, 2015 from $12.7 million at December 31, 2014. Mortgage-backed securities including collateralized mortgage obligations, decreased $1.2 million, or 9.3%, to $3.2 million at December 31, 2015 from $4.4 million at December 31, 2014, and states and political subdivision securities decreased $802,000, or 23.9%, to $2.6 million at December 31, 2015 from $3.4 million at December 31, 2014. U.S. government and federal agency securities increased $985,000, or 19.9%, to $5.9 million at December 31, 2015 from $4.9 million at December 31, 2013. We purchased $1.0 million in U.S. government and federal agency securities during the year ended December 31, 2015. We did not sell any securities during

2015 or 2014. The yield on our investment securities decreased to 1.37% at December 31, 2015 from 1.39% at December 31, 2014 as a result of the pay downs and decreased yields on securities during the period. Net unrealized losses on securities recognized in accumulated other comprehensive income decreased $3,000 to an unrealized loss of  $14,000 at December 31, 2015 compared to a unrealized loss of  $17,000 at December 31, 2014, reflecting an increase in interest rates during the period. At December 31, 2015, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, municipal securities, and U.S. government and agency securities with a focus on suitable government-sponsored securities to augment risk-based capital.
Real Estate Owned and Other Repossessed Assets.   Real estate owned held for sale decreased $205,000, or 43.9% to $262,000 at December 31, 2015 from $467,000 at December 31, 2014, as we sold $299,000 of foreclosed properties and foreclosed on $99,000 of non-performing loans, recorded $5,000 valuation adjustments and $167 in net losses on sales. At December 31, 2015 our real estate owned included one commercial real estate property and residential lots, the largest of which was a commercial property with a carrying value of  $202,000.
Deposits.   Deposits increased by $14.8 million, or 15.1%, to $113.3 million at December 31, 2015 from $98.5 million at December 31, 2014. Our core deposits increased $14.2 million, or 19.8%, to $85.8 million at December 31, 2015 from $71.6 million at December 31, 2014. Certificates of deposit increased $656,000 or 2.4%, to $27.5 million at December 31, 2015 from $26.9 million at December 31, 2014. The sale of our Decatur office, on January 24, 2014, resulted in a decrease of approximately $13.3 million in deposits, including $8.4 million in core deposits and $4.9 million in certificates of deposit.
Federal Home Loan Bank Advances and Other Liabilities.   Federal Home Loan Bank advances decreased $2.0 million, or 20%, to $8.0 million at December 31, 2015 from $10.0 million at December 31, 2014. We incurred $10.0 million in additional Federal Home Loan Bank advances in January, 2014 in order to fund the sale of our Decatur office that are now maturing and being paid off. Other liabilities which includes interest and accounts payable, customer escrow balances and accruals for items such as employee pension and insurance premiums were $672,000 on December 31, 2015 and $548,000 on December 31, 2014, a decrease of  $125,000, or 22.8%.
Total Equity.   Total equity increased $69,000, or .5%, to $13.3 million at December 31, 2015 from $13.3 million at December 31, 2014.
Comparison of Operating Results for the Years Ended December 31, 2015 and December 31, 2014
General.   Net income for the year ended December 31, 2015 was $42,000, compared to net loss of $816,000 for the year ended December 31, 2014. The increase to net income was primarily due to increases in interest income on loans and an increase in income related to mortgage banking activities.
Interest and Dividend Income.   Total interest and dividend income increased $655,000, or 15.8%, to $4.8 million for the year ended December 31, 2015 from $4.1 million for the year ended December 31, 2014. The increase was the result of a $709,000 increase in interest and fee income on loans receivable and a $55,000 decrease in interest on investment securities. Approximately, $119,000 of interest income was collected on a paid off nonaccrual loan. The average balance of loans during the year ended December 31, 2015 increased $13.3 million to $ 101.9 million for the year ended December 31, 2015 from $88.7 million for the year ended December 31, 2014, while the average yield on loans increased by 12 basis points to 4.49% for the year ended December 31, 2015 from 4.37% for the year ended December 31, 2014. The average balance of investment securities decreased $2.2 million to $11.8 million for the year ended December 31, 2015 from $14.0 million for the year ended December 31, 2014, and the yield on investment securities decreased by 2 basis points to 1.37% for the year ended December 31, 2015 from 1.39% for the year ended December 31, 2014. The slight decrease in average yield on securities was due to the pay downs of lower yielding securities, as well as our decision to manage liquidity by investing in shorter-term securities, which generally bear interest at a lower rate than longer-term securities.
Interest Expense.   Total interest expense increased $43,000, or 8.8%, to $536,000 for the year ended December 31, 2015 from $493,000 for the year ended December 31, 2014. Interest expense on deposit accounts increased $24,000, or 6.2%, to $410,000 for the year ended December 31, 2015 from $386,000 for the year ended December 31, 2014. The increase was due to an average balance increase of  $6.1 million, or 7.3% to $89.5 million for the year ended December 31, 2015 from $83.4 million for the year ended December 31, 2014. The average yield cost remained the same at .46% for the year ended December 31, 2015 and December 31, 2014.
Interest expense on Federal Home Loan Bank of Indianapolis advances increased $20,000, or 18.9%, to $126,000 for the year ended December 31, 2015 from $106,000 for the year ended December 31, 2014. The average balance of advances increased by $3.4 million to $13.0 million for the year ended December 31, 2015 from $9.6 million for the year ended December 31, 2014, as we borrowed funds for the loan growth that occurred.
Net Interest Income.   Net interest income increased $612,000, or 16.8%, to $4.3 million for the year ended December 31, 2015 from $3.6 million for the year ended December 31, 2014. The increase resulted primarily from an increase of  $655,000 in interest income offset by an increase of  $43,000 in interest expense. Our average net interest-earning assets increased to $20.8 million for the year ended December 31, 2015 from $19.1 million for the year ended December 31, 2014, and our net interest rate spread increased to 3.37% for the year ended December 31, 2015 from 3.17% for the year ended December 31, 2014. Our net interest margin also increased to 3.46% for the year ended December 31, 2015 from 3.26% for the year ended December 31, 2014. The increase in our interest rate spread and net interest margin reflected primarily the $119,000 of interest income collected on a paid off nonaccrual loan An increase in interest rates and a decline in refinancing activity in future periods may materially decrease our income from residential mortgage banking activities and commercial real estate activities.
Provision for Loan Losses.   Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of  $65,000 for the year ended December 31, 2015, compared to a provision of  $0 for the year ended December 31, 2014. The increase in the provision for loan losses for the year ended December 31, 2015 was largely the result of management’s estimates regarding losses that were both probable and reasonable to estimate as well as the volume increase in the loan portfolio. On December 31, 2015, the Bank’s classified assets decreased $1.7 million from December 31, 2014. The Bank was in a net charge off position of  $65,000 which increased the allowance for loan losses. The allowance for loan losses was $1.1 million or 1.00% of total loans at December 31, 2015, compared to $1.1 million or 1.19% of total loans at December 31, 2014. Total nonperforming loans were $1.3 million at December 31, 2015 compared to $2.9 million at December 31, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 81.4% at December 31, 2015 compared to 37.1% at December 31, 2014. At December 31, 2015 and 2014, $450,000 and $1.5 million of nonperforming loans were contractually current.
Non-Interest Income.    Non-interest income increased $188,000, or 24.9% to $944,000 for the year ended December 31, 2015 from $787,000 for the year ended December 31, 2014. The increase was related to an increase of  $198,000 in income related to mortgage banking activities, resulting from an increase in one-to-four family mortgage loan originations and sales, net of a decrease in service charge on deposits of $6,000. There was slightly decrease in other income of  $3,000.
Non-Interest Expense.   Non-interest expenses decreased $124,000, or 2.4%, to $5.1 million for the year ended December 31, 2015 from $5.2 million for the year ended December 31, 2014. The decrease primarily reflected a decrease of  $55,000 in expenses related to real estate owned, a decrease of  $85,000 in professional expenses, a decrease of  $44,000 in FDIC insurance premium, and in occupancy and equipment expenses of  $50,000 which was offset by an increase of  $118,000 salaries and employee benefits and an increase in data processing of  $26,000.
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

	For the Year Ended December 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$101,925	$4,578	4.49%	$88,650	$3,870	4.37
Investment securities	11,805	162	1.37	13,977	195	1.39
Other interest-earning assets(1)	9,532	56	0.58	9,347	76	0.81
Total interest-earning assets	123,262	4,796	3.89	111,974	4,141	3.70
Noninterest-earning assets	7,357			7,281
Allowance for loan losses	(1,059)			(1,097)
Total assets	$129,560			$118,158
Interest-earning liabilities:
Demand deposits	$27,296	103	0.38%	$17,571	40	0.23
Money market accounts	20,299	58	0.29	22,858	66	0.29
Savings accounts	14,277	27	0.19	13,840	27	0.20
Certificates of deposit	27,608	222	0.80	29,091	253	0.87
Total deposits	89,480	410	0.46	83,360	386	0.46
FHLB-Indianapolis advances	12,993	126	0.97	9,564	107	1.11
Total interest-bearing liabilities	102,473	536	0.52	92,924	493	0.53
Noninterest-bearing demand deposits	13,800			12,525
Other noninterest-bearing liabilities	737			944
Total liabilities	117,010			106,393
Equity	12,550			11,765
Total liabilities and equity	$129,560			$118,158
Net interest income		$4,260			$3,648
Net interest spread(2)			3.37%			3.17%
Net interest-earning assets(3)	$20,789			$19,050
Net interest margin(4)			3.46%			3.26%
Average interest-earning assets to interest-bearing liabilities			120.29%			120.50%

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
	For the Years Ended December 31, 2015 vs. 2014			For the Years December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$594	$114	$708	$124	$(278)	$(154)
Investment securities	(30)	(3)	(33)	(32)	5	(27)
Other interest-earning assets	1	(21)	(20)	(14)	—	(14)
Total interest-earning assets	565	90	655	78	(273)	(195)
Interest-bearing liabilities:
Demand deposit accounts	29	34	63	—	12	12
Money market accounts	(8)	—	(8)	(8)	—	(8)
Savings accounts	1	(1)	—	1	8	9
Certificates of deposit	(13)	(18)	(31)	(106)	(70)	(176)
Total deposits	9	15	(24)	(113)	(50)	(163)
FHLB of Indianapolis advances	34	(15)	19	74	23	97
Total interest-bearing liabilities	43	—	43	(39)	(27)	(66)
Change in net interest income	$522	$90	$612	$117	$(246)	$(129)

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
Net Interest Income Analysis.   We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2015 resulting from potential changes in interest rates. The model is run at least quarterly showing shocks from +400bp to -100bp, because a decline of greater than -100bp is currently improbable. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.
Rate Shift(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(In thousands)
+400	$4,323	5.5%
+300	4,287	4.6%
+200	4,250	3.7%
+100	4,175	1.9%
Level	4,097	—
-100	4,016	-2.0%

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
The table below sets forth, as of December 31, 2015, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Edgewater Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.
At December 31, 2015
		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets(3)
Changes in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Basis Points
(In thousands)
+300	$13,136	$(1,263)	(8.8)%	10.03%	(0.56)
+200	13,582	(817)	(5.7)	10.24	(0.35)
+100	14,009	(390)	(2.7)	10.43	(0.16)
Level	14,399	—	—	10.59	—
-100	14,840	440	3.1	10.80	0.21

(1)
Assumes instantaneous parallel changes in interest rates.

(2)
EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)
EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at December 31, 2015, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 3.1% increase in net portfolio value. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 2.7% decrease in net portfolio value.

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
Liquidity and Capital Resources
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities. We also have the ability to borrow from the FHLB-Indianapolis. At December 31, 2015, we had the capacity to borrow approximately $12.4 million from the FHLB-Indianapolis and an additional $2 million on a line of credit with the FHLB-Indianapolis with an additional $2 million line of credit with United Bankers Bank. We drew $10.0 million in January 2014 to fund the sale of the Decatur office, and at December 31, 2015 and December 31, 2014, we had $8.0 million and $10.0 respectively, outstanding in advances from the FHLB-Indianapolis.
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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided (used) in operating activities was $781,000 and ($267,000) for the years ended December 31, 2015 and December 31, 2014, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities and sale of the Decatur branch, was ($16.2 million) and $(12.7 million) for the years ended December 31, 2015 and December 31, 2014, respectively. During the years ended December 31, 2015 and December 31, 2014, we purchased $1 million and $0, respectively and sold no securities in 2015 and 2014, in securities held as available-for-sale. We sold the Decatur branch using $13.3 million to fund the deposit and facility sale during the year ended December 31, 2014. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, and escrow deposits for the stock conversion was $12.8 million and $16.1 million for the years ended December 31, 2015 and December 31, 2014, respectively, resulting from our strategy of managing growth to preserve capital ratios and reduce expenses.
We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.
At December 31, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of  $12.6 million, or 9.42% of adjusted total assets, which is above the required level of  $6.7 million, or 5.00%; Common equity Tier 1 and Tier 1 capital level of  $12.6 million or 14.16% to risk-weighted assets which is above the required level of  $5.8 million or 6.50% and $7.1 million or 8.00%, respectively and total risk-based capital of  $13.7 million, or 15.37% of risk-weighted assets, which is above the required level of  $8.9 million, or 10.00%. At December 31, 2014, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of  $12.3 million, or 10.03% of adjusted total assets, which is above the required level of  $6.1 million, or 5.00%; and total risk-based capital of  $13.2 million, or 17.87% of risk-weighted assets, which is above the required level of  $7.4 million, or 10.00%. Accordingly, Edgewater Bank was categorized as well capitalized at December 31, 2015 and December 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments.   As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2015, we had outstanding commitments to originate loans of  $6.5 million, unused lines of credit totaling $12.4 million, and stand-by letters of credit of  $80,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2015 totaled $16.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.
Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.
Recent Accounting Pronouncements
Please refer to Note 1 to the Consolidated Financial Statements for the years ended December 31, 2015 and 2014 beginning on page F-1 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.
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
ITEM 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures
(a) Disclosure Controls and Procedures.   An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
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
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
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
March 29, 2016
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
Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2015, Edgewater Bancorp, Inc. maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.
Edgewater Bancorp, Inc.
By:	/s/ Richard E. Dyer Richard E. Dyer President and Chief Executive Officer
By:	/s/ Coleen S. Frens-Rossman Coleen S. Frens-Rossman Senior Vice President and Chief Financial Officer
ITEM 9B. Other Information
None.

PART III
ITEM 10.
Directors, Executive Officers and Corporate Governance

The information presented under the caption “Proposal I — Election of Directors”, in our definitive Proxy Statement for our May 10, 2016 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission, is incorporated here by reference.
Executive Officers of Edgewater Bancorp and Edgewater Bank
The following table sets forth information regarding the executive officers of Edgewater Bancorp and Edgewater Bank. Age information is as of December 31, 2015. The executive officers of Edgewater Bancorp and Edgewater Bank are elected annually.
Name	Age	Position
Richard E. Dyer	57	President and Chief Executive Officer
Coleen S. Frens-Rossman	55	Senior Vice President and Chief Financial Officer
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
Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
The documents filed as a part of this Form 10-K are:
(A) Report of Independent Registered Public Accounting Firm;
(B) Consolidated Balance Sheets — December 31, 2015 and 2014;
(C) Consolidated Statements of Operations — years ended December 31, 2015 and 2014;
(D) Consolidated Statements of Comprehensive Income (Loss) — years ended December 31, 2015 and 2014;
(E) Consolidated Statements of Change in Stockholders’ Equity — years ended December 31, 2015 and 2014;
(F) Consolidated Statements of Cash Flows — years ended December 31, 2015 and 2014;
(G) Notes to Consolidated Financial Statements.
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(b) Exhibits
3.1	Articles of Incorporation of Edgewater Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (file no. 333-191125), initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
3.2	Bylaws of Edgewater Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (file no. 333-191125), initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
4	Form of Common Stock Certificate of Edgewater Bancorp, Inc, incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 (file no. 333-191125), initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
10.1*	Employee Stock Ownership Plan , incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (file no. 333-191125), initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
10.2*	Amended and Restated Employment Agreement between Edgewater Bank and Richard E. Dyer dated as of August 19, 2015, incorporated by reference to Exhibit 10.1 to the Edgewater Bancorp, Inc. Current Report on Form 8-K dated August 19, 2015.
10.3 *	Amended and Restated Employment Agreement between Edgewater Bank and Coleen S. Frens-Rossman dated as of August 19, 2015, incorporated by reference to Exhibit 10.2 to the Edgewater Bancorp, Inc. Current Report on Form 8-K dated August 19, 2015.
21	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (file no. 333-191125) initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
23	Consent of BKD, LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated

Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*
Management contract or compensatory agreement or arrangement.

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
December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Edgewater Bancorp, Inc.
St. Joseph, Michigan
We have audited the accompanying consolidated balance sheets of Edgewater Bancorp, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edgewater Bancorp, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
BKD, LLP
Fort Wayne, Indiana
March 29, 2016

Edgewater Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2015 and 2014
	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$877,780	$763,968
Interest-earning demand accounts	10,029,113	12,680,629
Cash and cash equivalents	10,906,893	13,444,597
Available-for-sale securities	11,713,738	12,718,065
Loans held for sale	—	48,300
Loans receivable, net of allowance for losses of $1,075,374 and $1,075,351, respectively	106,955,455	89,479,525
Premises and equipment, net	3,606,170	3,912,291
Federal Home Loan Bank (FHLB) stock	686,200	1,078,900
Other real estate, net	262,100	467,000
Interest receivable	314,174	302,777
Mortgage servicing right	408,715	432,105
Other assets	521,943	460,562
Total assets	$135,375,388	$122,344,122
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$13,940,853	$11,730,674
Interest-bearing	99,390,003	86,762,438
Total deposits	113,330,856	98,493,112
Federal Home Loan Bank advances	8,000,000	10,000,000
Accrued and other liabilities	672,470	547,550
Total liabilities	122,003,326	109,040,662
Commitments and Contingencies
Temporary Equity
ESOP shares subject to mandatory redemption	46,197	22,193
Stockholders’ Equity
Preferred Stock-shares authorized 5,000,000: none issued or outstanding at $.01 par value	—	—
Common Stock-shares authorized 50,000,000: shares issued and outstanding 667,898 at $.01 par value	6,679	6,679
Paid-in-capital	4,683,434	4,683,434
Retained earnings	8,650,052	8,607,914
Accumulated other comprehensive loss	(14,300)	(16,760)
Total equity	13,325,865	13,281,267
Total liabilities and stockholders’ equity	$135,375,388	$122,344,122

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2015 and 2014
	December 31,
	2015	2014
Interest Income
Loans, including fees	$4,578,300	$3,869,586
Debt securities
Taxable	117,293	146,015
Tax-exempt	44,689	48,688
Federal Home Loan Bank stock	36,735	59,019
Other	18,720	17,231
Total interest income	4,795,737	4,140,539
Interest Expense
Deposits	410,222	386,137
Federal Home Loan Bank advances	125,664	106,463
Total interest expense	535,886	492,600
Net Interest Income	4,259,851	3,647,939
Provision for loan losses	65,000	—
Net Interest Income After Provision for Loan Losses	4,194,851	3,647,939
Noninterest Income
Service charges, deposits	376,218	382,506
Mortgage banking activities	451,036	253,258
Other	117,181	120,680
Total noninterest income	944,435	756,444
Noninterest Expense
Salaries and employee benefits	2,641,966	2,523,934
Occupancy and equipment	776,886	827,111
Data processing	553,075	526,768
(Gain) loss on sale of other real estate, net	5,167	(2,266)
Interchange	95,221	79,571
Advertising	73,332	90,520
FDIC insurance premiums	106,764	151,301
Other real estate	27,311	82,223
Professional fees	491,195	576,232
Insurance	59,355	76,371
Other	266,876	288,891
Total noninterest expense	5,097,148	5,220,656
Income (Loss) Before Income Taxes	42,138	(816,273)
Provision for Income Taxes	—	—
Net Income (Loss)	$42,138	$(816,273)
Basic and Diluted Income (Loss) Per Share	$0.07	$(1.38)

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2015 and 2014
	2015	2014
Net Income (Loss)	$42,138	$(816,273)
Other Comprehensive Income
Net change in unrealized gains on investment securities available for sale	2,460	118,496
Less: reclassification adjustment for realized gains (losses) included in net income (loss)	—	—
Other comprehensive income before income tax	2,460	118,496
Tax expense (benefit), net of deferred tax asset valuation impact of ($836) and ($40,289), respectively	—	—
Comprehensive Income (Loss)	$44,598	$(697,777)

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2015 and 2014
	Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014	—	$—	$—	$9,424,187	$(135,256)	$9,288,931
Issuance of common stock, net of offering costs	667,898	6,679	4,683,434	—	—	4,690,113
Net loss	—	—	—	(816,273)	—	(816,273)
Other comprehensive income	—	—	—	—	118,496	118,496
Balance at December 31, 2014	667,898	6,679	4,683,434	8,607,914	(16,760)	13,281,267
Net income	—	—	—	42,138	—	42,138
Other comprehensive income	—	—	—	—	2,460	2,460
Balance at December 31, 2015	667,898	$6,679	$4,683,434	$8,650,052	$(14,300)	$13,325,865

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.
Consolidated Statement of Cash Flows
Years Ended December 31, 2015 and 2014
	2015	2014
Operating Activities
Net income (loss)	$42,138	$(816,273)
Items not requiring (providing) cash
Depreciation and amortization	430,079	466,839
Provision for loan losses	65,000	—
Net amortization of available-for-sale securities	97,367	116,047
ESOP shares earned	24,004	22,193
Change in fair value of mortgage servicing rights	31,017	33,978
(Gain) loss on sale of other real estate	5,167	(2,266)
Amortization of mortgage servicing rights	123,011	106,819
Loans originated for sale	(14,701,610)	(6,887,612)
Proceeds from loans sold	14,898,145	6,921,030
Gain on sale of loans	(278,873)	(141,450)
(Gain) loss on sale of premises and equipment	(6,424)	18,631
Change in
Interest receivable and other assets	(72,779)	37,639
Interest payable and other liabilities	124,920	(142,906)
Net cash provided by (used in) operating activities	781,162	(267,331)
Investing Activities
Purchases of available-for-sale securities	(999,000)	—
Proceeds from calls and maturities of available-for-sale securities	1,908,420	2,877,924
Proceeds sale of FHLB Stock	392,700	329,300
Net change in loans	(17,639,930)	(3,774,831)
Proceeds from sale of other real estate	298,733	1,091,406
Payment for sale of branch, net	—	(13,327,513)
Proceeds from sale of premises and equipment	47,035	220,823
Purchases of premises and equipment	(164,569)	(144,894)
Net cash used in investing activities	(16,156,611)	(12,727,785)
Financing Activities
Net change in deposits	14,837,745	3,749,599
Proceeds from stock conversion escrow	—	2,368,038
Proceeds from short term Federal Home Loan Bank advances	11,100,000	3,000,000
Proceeds from long term Federal Home Loan Bank advances	—	8,000,000
Repayment of short term Federal Home Loan Bank advances	(13,100,000)	(1,000,000)
Net cash provided by financing activities	12,837,745	16,117,637
Net Change in Cash and Cash Equivalents	(2,537,704)	3,122,521
Cash and Cash Equivalents, Beginning of Period	13,444,597	10,322,076
Cash and Cash Equivalents, End of Period	$10,906,893	$13,444,597
Additional Cash Flows Information:
Interest paid	$536,005	$487,376
Loans transferred to other real estate	99,000	387,344
Capitalization of mortgage serving rights	130,638	59,732
The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
Note 1:   Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations and Conversion
Edgewater Bank, a federally chartered stock savings association (the “Bank”) is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in the Berrien, Van Buren and to a lesser extent Cass Counties, Michigan. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of the certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
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

Cash and Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2015 and 2014, the Company had no cash equivalents.
At December 31, 2015, none of the Company’s cash accounts at nonfederal government or governmental related entities exceeded federally insured limits, which is $250,000 per covered institution.
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
The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past-due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. There were no changed in the Company’s nonaccrual policy during the years ended December 31, 2015 and 2014.
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
Other Real Estate, Net
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
Mortgage Servicing Rights
Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using either the fair value or the amortization method. Under the fair value method, which is used for mortgage servicing rights originated prior to 2011, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur. Beginning in 2011, servicing rights derived from the sale of originated mortgage loans are measured using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.
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
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company — put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.
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
Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2012.
The Company recognizes interest and penalties, if any, on income taxes as a component of income tax expense.
The Company files consolidated income tax returns with its subsidiary.

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net other comprehensive income, net of applicable loss taxes. Other comprehensive income includes unrealized appreciation on available-for-sale securities.
Note 2:   Restriction on Cash and Due From Banks
The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required was $757,000 and $486,000 at December 31, 2015 and 2014, respectively.
Note 3:   Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:
	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Government and federal agency	$5,952,239	$925	$28,222	$5,924,942
State and political subdivisions	2,555,544	8,357	5,015	2,558,886
Mortgage-backed – Government-Sponsored Enterprise (GSE)-residential	2,566,762	14,222	10,728	2,570,256
Collateralized mortgage obligations – GSE	653,493	6,161	—	659,654
Total available-for-sale securities	$11,728,038	$29,665	$43,965	$11,713,738

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Government and federal agency	$5,002,617	$3,230	$66,017	$4,939,830
State and political subdivisions	3,354,828	20,436	14,179	3,361,085
Mortgage-backed – Government-Sponsored Enterprise (GSE)-residential	3,357,163	32,790	5,951	3,384,002
Collateralized mortgage obligations – GSE	1,020,217	12,931	—	1,033,148
Total available-for-sale securities	$12,734,825	$69,387	$86,147	$12,718,065

The amortized cost and fair value of available-for-sale securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	December 31, 2015
	Amortized Cost	Fair Value
Within one year	$1,000,596	$1,004,319
After one through five years	7,507,187	7,479,509
	8,507,783	8,483,828
Mortgage-backed – GSE residential	2,566,762	2,570,256
Collateralized mortgage obligations – GSE	653,493	659,654
	$11,728,038	$11,713,738

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $246,401 and $345,931 at December 31, 2015 and 2014, respectively.
For the years ended December 31, 2015 and December 31 2014, there were no sales of securities available-for-sale.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2015 and 2014, was $6,612,243 and $6,066,781, which is approximately 56% and 48%, respectively, of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates since the securities were purchased.
Management believes the declines in fair value for these securities are temporary.
The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:
	2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Government and federal agency	$3,524,074	$19,656	$990,379	$8,566	$4,514,453	$28,222
State and political subdivisions	—	—	494,985	5,015	494,985	5,015
Mortgage-backed – GSE residential residential	1,602,805	10,728	—	—	1,602,805	10,728
	$5,126,879	$30,384	$1,485,364	$13,581	$6,612,243	$43,965

	2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Government and federal agency	$—	$—	$3,492,139	$66,017	$3,492,139	$66,017
State and political subdivisions	804,572	2,604	488,425	11,575	1,292,997	14,179
Mortgage-backed – GSE-residential
Collateralized mortgage obligations – GSE	1,281,645	5,951	—	—	1,281,645	5,951
	$2,086,217	$8,555	$3,980,564	$77,592	$6,066,781	$86,147

The unrealized losses on the Company’s investments in direct obligations of U.S. Government and federal agencies, state and political subdivisions and mortgage-backed GSE residential securities. were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

Note 4:   Loans and Allowance for Loan Losses
Classes of loans at December 31, 2015 and 2014, include:
	2015	2014
Real estate loans:
Residential 1 – 4 family	$45,402,431	$45,353,599
Commercial Real Estate	32,374,013	27,908,662
Construction and land development	1,975,842	1,523,281
Total real estate	79,752,286	74,785,542
Commercial and industrial	8,147,480	5,536,805
Warehouse line	10,000,000	—
Consumer loans:
Home equity loans and lines of credit	9,003,016	9,331,608
Other consumer loans	1,101,856	883,864
Total consumer	10,104,872	10,215,472
Gross loans	108,004,638	90,537,819
Net deferred loan costs	(26,191)	(17,057)
Allowance for loan losses	1,075,374	1,075,351
Net loans	$106,955,455	$89,479,525

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
The following tables present by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2015 and 2014, and the recorded investment in loans and impairment method as of December 31, 2015 and 2014:
	2015
	Residential 1 – 4 Family	Commercial Real Estate	Commercial and Industrial	Warehouse Line	Consumer	Total
Allowance for loan losses
Balance, beginning of period	$222,618	$503,621	$248,388	$—	$100,724	$1,075,351
Provision (credit) for loan losses	101,517	59,817	(179,051)	60,787	21,930	65,000
Loans charged to the allowance	(570)	(62,015)	—	—	(18,657)	(81,242)
Recoveries of loans previously charged off	13,665	2,600	—	—	—	16,265
Balance, end of year	$337,230	$504,023	$69,337	$60,787	$103,997	$1,075,374
Ending balance: individually evaluated for impairment	$13,969	$302	$—	$—	$372	$14,643
Ending balance: collectively evaluated for impairment	$323,261	$503,721	$69,337	$60,787	$103,625	$1,060,731
Loans:
Ending balance	$45,402,431	$34,349,855	$8,147,480	$10,000,000	$10,104,872	$108,004,638
Ending balance individually evaluated for impairment	$2,051,278	$315,658	$—	$—	$122,809	$2,489,745
Ending balance collectively evaluated for impairment	$43,351,153	$34,034,197	$8,147,480	$10,000,000	$9,982,063	$105,514,893

	2014
	Residential 1 – 4 Family	Commercial Real Estate	Commercial and Industrial	Warehouse Line	Consumer	Total
Allowance for loan losses
Balance, beginning of period	$188,325	$587,331	$138,268	$—	$147,217	$1,061,141
Provision (credit) for loan losses	58,217	(174,664)	110,120	—	6,327	—
Loans charged to the allowance	(27,134)	—	—	—	(73,220)	(100,354)
Recoveries of loans previously charged off	3,210	90,954	—	—	20,400	114,564
Balance, end of year	$222,618	$503,621	$248,388	$—	$100,724	$1,075,351
Ending balance: individually evaluated for impairment	$16,325	$644	$—	$—	$533	$17,502
Ending balance: collectively evaluated for impairment	$206,293	$502,977	$248,388	$—	$100,191	$1,057,849
Loans:
Ending balance	$45,353,599	$29,431,943	$5,536,805	$—	$10,215,472	$90,537,819
Ending balance individually evaluated for impairment	$2,727,712	$1,356,103	$—	$—	$152,879	$4,236,694
Ending balance collectively evaluated for impairment	$42,625,887	$28,075,840	$5,536,805	$—	$10,062,593	$86,301,125

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
RISK RATING 3 — GOOD
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
RISK RATING 4 — ACCEPTABLE
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
RISK RATING 5 — WATCH
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
RISK RATING 6 — SPECIAL MENTION
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
RISK RATING 7 — SUBSTANDARD
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

RISK RATING 8 — DOUBTFUL
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
RISK RATING 9 — LOSS
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
The following table presents the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity as of December 31, 2015 and 2014:
	2015
	Residential 1 – 4 Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Warehouse Line	Home Equity	Other Consumer	Total
Pass(1 – 5)	$44,838,588	$30,037,894	$1,966,182	$8,147,480	$10,000,000	$9,003,016	$1,101,856	$105,095,016
Special Mention(6)	—	1,553,936	—	—	—	—	—	1,553,936
Substandard(7)	563,843	782,183	9,660	—	—	—	—	1,355,686
Doubtful(8)	—	—	—	—	—	—	—	—
Loss(9)	—	—	—	—	—	—	—	—
Total	$45,402,431	$32,374,013	$1,975,842	$8,147,480	$10,000,000	$9,003,016	$1,101,856	$108,004,638

	2014
	Residential 1 – 4 Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Warehouse Line	Home Equity	Other Consumer	Total
Pass(1 – 5)	$44,618,696	$25,726,754	$1,344,107	$5,536,805	$—	$9,321,255	$883,864	$87,431,481
Special Mention(6)	—	219,157	—	—	—	—	—	219,157
Substandard(7)	734,903	1,962,751	179,174	—	—	10,353	—	2,887,181
Doubtful(8)	—	—	—	—	—	—	—	—
Loss(9)	—	—	—	—	—	—	—	—
Total	$45,353,599	$27,908,662	$1,523,281	$5,536,805	$—	$9,331,608	$883,864	$90,537,819

The Bank evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2015 and 2014:
	2015
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Total Loans >90 Days & Accruing
Residential 1 – 4 family	$1,124,518	$312,454	$555,497	$1,992,469	$43,409,962	$45,402,431	$—
Commercial real estate	9,715	—	—	9,715	32,364,298	32,374,013	—
Construction and land	—	23,118	9,660	32,778	1,943,064	1,975,842	—
Commercial and industrial	99,541	—	—	99,541	8,047,939	8,147,480	—
Warehouse Line	—	—	—	—	10,000,000	10,000,000	—
Home equity	72,128	10,288	8,309	90,725	8,912,291	9,003,016	—
Other consumer	—	2,852	—	2,852	1,099,004	1,101,856	—
	$1,305,902	$348,712	$573,466	$2,228,080	$105,776,558	$108,004,638	$—

	2014
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Total Loans >90 Days & Accruing
Residential 1-4 family	$1,147,797	$557,817	$734,903	$2,440,517	$42,913,082	$45,353,599	$—
Commercial real estate	11,782	—	—	11,782	27,896,880	27,908,662	—
Construction and land	27,817	—	21,972	49,789	1,473,492	1,523,281	—
Commercial and industrial	—	—	—	—	5,536,805	5,536,805	—
Warehouse Line	—	—	—	—	—	—	—
Home equity	54,224	25,601	10,353	90,178	9,241,430	9,331,608	—
Other consumer	—	6,057	—	6,057	877,807	883,864	—
	$1,241,620	$589,475	$767,228	$2,598,323	$87,939,496	$90,537,819	$—

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
The following table presents impaired loans and specific valuation allowance based on class level for the years ended December 31, 2015 and 2014:
	2015
	Residential 1 – 4 Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Warehouse Line	Home Equity	Total
Impaired loans without a specific allowance:
Recorded investment	$848,467	$273,166	$—	$—	$—	$79,097	$1,200,730
Unpaid principal balance	921,718	273,166	—	—	—	79,097	1,273,981
Impaired loans with a specific allowance:
Recorded investment	1,202,811	9,715	32,777	—	—	43,712	1,289,015
Unpaid principal balance	1,259,063	11,111	36,696	—	—	45,687	1,352,557
Specific allowance	13,969	129	173	—	—	372	14,643
Total impaired loans:
Recorded investment	2,051,278	282,881	32,777	—	—	122,809	2,489,745
Unpaid principal balance	2,180,781	284,277	36,696	—	—	124,784	2,626,538
Specific allowance	13,969	129	173	—	—	372	14,643

	2014
	Residential 1 – 4 Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Warehouse Line	Home Equity	Total
Impaired loans without a specific allowance:
Recorded investment	$1,396,878	$1,003,575	$290,956	$—	$—	$86,296	$2,777,705
Unpaid principal balance	1,475,218	1,121,615	304,827	—	—	92,277	2,993,937
Impaired loans with a specific allowance:
Recorded investment	1,330,834	11,782	49,790	—	—	66,583	1,458,989
Unpaid principal balance	1,373,484	12,700	56,120	—	—	69,627	1,511,931
Specific allowance	16,325	46	598	—	—	533	17,502
Total impaired loans:
Recorded investment	2,727,712	1,015,357	340,746	—	—	152,879	4,236,694
Unpaid principal balance	2,848,702	1,134,315	360,947	—	—	161,904	4,505,868
Specific allowance	16,325	46	598	—	—	533	17,502
The following presents by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2015 and 2014:
	2015
	Residential 1 – 4 Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Warehouse Line	Home Equity	Total
Average recorded investment in impaired loans	$1,920,676	$290,494	$38,295	$—	$—	$127,281	2,376,746
Interest income recognized	23,914	15,554	—	—	—	2,614	42,082
Interest income recognized on a cash basis	23,798	15,328	—	—	—	2,614	41,740
	2014
	Residential 1 – 4 Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Warehouse Line	Home Equity	Total
Average recorded investment in impaired loans	$2,394,222	$1,078,123	$330,360	$—	$—	$137,430	$3,940,135
Interest income recognized	38,882	16,369	5,945	—	—	303	61,499
Interest income recognized on a cash basis	38,748	16,369	5,945	—	—	303	61,365
The following table presents the Bank’s nonaccrual loans at December 31, 2015 and 2014. This table excludes performing troubled debt restructurings.
	2015	2014
Residential 1 – 4 family	$1,233,905	$1,811,649
Commercial real estate	9,715	729,032
Construction and land	32,777	206,991
Commercial and industrial	—	—
Warehouse Line	—	—
Home equity	43,712	150,511
Other consumer	—	—
	$1,320,109	$2,898,183

At December 31, 2015 the Company did not have any loans that were modified in troubled debt restructurings however; in 2014, the Company had loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding troubled debt restructurings by class for the year ended December 31, 2015 and 2014.
Newly classified troubled debt restructurings:
	2015			2014
	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance
Residential 1 – 4 family	—	$—	$—	3	$418,350	$418,350
Commercial real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Warehouse line	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
	—	$—	$—	3	$418,350	$418,350

The troubled debt restructurings described above increased the allowance for loan losses by $3,502 resulted in charge offs of  $19,937 during the year ended December 31, 2014.
Newly restructured loans by type of modification:
2015
	Interest Only	Term	Combination	Total Modification
Residential 1 – 4 family	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Warehouse line	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—
	$—	$—	$—	$—

2014
	Interest Only	Term	Combination	Total Modification
Residential 1 – 4 family	$93,832	$61,000	$263,518	$418,350
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Warehouse line	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—
	$93,832	$61,000	$263,518	$418,350

Troubled debt restructurings modified in the past 12 months that subsequently defaulted:
	2015		2014
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Residential 1 – 4 family	—	$—	—	$—
Commercial real estate	—	—	1	214,736
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Warehouse line	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—
	—	$—	1	$214,736

As of December 31, 2015, borrowers with loans designated as TDRs totaling $1,084,630 and consisting of  $732,385 of residential 1 – 4 family loans, $273,166 of commercial real estate loans, and $79,079 of home equity loans, met the criteria for placement on accrual status.
As of December 31, 2014, borrowers with loans designated as TDRs totaling $1,431,843 and consisting of  $1,009,396 of residential 1 – 4 family, $286,325 of commercial real estate loans, $133,754 of construction and land development and $2,368 of home equity loans, met the criteria for placement on accrual status.
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
Aggregate loan transaction with related parties for the year ended December 31, 2015 and year ended December 31, 2014:
	2015	2014
Balance, January 1,	$1,746,535	$96,059
New loans and advances on lines	535,893	1,043,733
Repayments	(540,712)	(667,229)
Other, newly established related party	648,108	1,273,972
Balance, December 31,	$2,389,824	$1,746,535
Balance available on lines of credit or loan commitments	290,558	558,191
None of these loans are past due, in nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. These were no loans to a related party that were considered classified at December 31, 2015 and December 31, 2014.
On January 1, 2015, the Company adopted Accounting Standards Update (ASU) 2014-04, Receivables — Troubled Debt Restructuring by Creditors. At December 31, 2015, the Company held no residential real estate as foreclosed property. Also, at December 31, 2015, there were no consumer mortgage loans in the process of foreclosure according to local requirements of the applicable jurisdictions.

Note 5:   Premises and Equipment
Major classifications of premises and equipment, stated at cost, are as follows:
	2015	2014
Land	$864,420	$864,420
Land improvements	322,809	322,809
Building and improvements	4,513,402	4,509,902
Furniture, fixtures and equipment	3,326,148	3,651,942
Total cost	9,026,779	9,349,073
Accumulated depreciation	(5,420,609)	(5,436,782)
Net premises and equipment	$3,606,170	$3,912,291

The Decatur branch sale was closed on January 24, 2014. Approximately $222,000 in net premises and equipment were included in the sale.
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
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others was $77,187,000 and $73,575,000 at December 31, 2015 and 2014, respectively.
The following summarizes the activity pertaining to mortgage servicing rights measured using the amortization method. There were no valuation allowance recorded or reversed during 2015 or 2014.
	2015	2014
Balance, beginning of year	$317,912	$364,999
Additions	130,638	59,732
Amortization	(123,011)	(106,819)
Balance, end of year	$325,539	$317,912
Fair value as of the beginning of the year	$526,647	$543,975
Fair value as of the end of year	612,290	526,647
The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2015 and 2014:
	2015	2014
Balance, beginning of year	$114,193	$148,171
Additions
Change in fair value adjusted through earnings	(31,017)	(33,978)
Balance, end of year	$83,176	$114,193

Note 7:   Deposits
	2015	2014
Non-interest bearing demand deposits	$13,940,853	$11,730,674
Interest bearing deposits	37,751,724	24,528,025
Money market	20,465,720	20,350,496
Savings accounts	13,660,368	15,027,699
Certificates of deposit	27,512,191	26,856,218
Total deposits	$113,330,856	$98,493,112

Interest-bearing time deposits in denominations of  $250,000 or more were $3,714,258 at December 31, 2015, and $2,060,478 at December 31, 2014.
At December 31, 2015 and 2014, the Bank had deposits from executive officers, directors and their affiliates (related parties), of  $1,893,793 and $1,516,175, respectively. In management’s opinion, such deposits were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons.
At December 31, 2015, the scheduled maturities of time deposits are as follows:
2016	$16,197,851
2017	6,781,620
2018	1,640,662
2019	1,193,638
2020	1,668,727
Thereafter	29,692
Total	$27,512,191

Note 8:   Federal Home Loan Bank Advances
Federal Home Loan Bank advances totaled $8,000,000 and $10,000,000 at December 31, 2015 and 2014, respectively. Federal Home Loan Bank advances and line of credit are secured by mortgage loans totaling approximately $29.0 million and $35.3 million at December 31, 2015 and 2014, respectively. Advances, at interest rates from .67 percent to 1.79 percent were subject to restrictions or penalties in the event of prepayment as of December 31, 2015. The Bank has a $2.0 million line of credit with the Federal Home Loan Bank and a $2.0 million federal funds line with United Bankers Bank, none of which was outstanding at December 31, 2015.
Scheduled maturities on advances are as follows:
2016	$2,000,000
2017	2,000,000
2018	2,000,000
2019	2,000,000
Total	$8,000,000

Note 9:   Income Taxes
The provision (credit) for income taxes includes these components:
	2015	2014
Taxes currently payable	$—	$—
Deferred income taxes	—	—
Income tax expense (benefit)	$—	$—

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:
	2015	2014
Computed at the statutory rate (34%)	$14,321	$(277,533)
Increase (decrease) resulting from
Tax exempt interest	—	—
Changes in the deferred tax asset valuation allowance	(21,238)	252,896
Other	6,917	24,637
Actual tax expense (benefit)	$—	$—

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:
	2015	2014
Deferred tax assets
Allowance for loan losses	$432,755	$48,592
Valuation of other real estate	1,673	1,729
Net operating loss carryforward	3,119,906	3,169,105
Charitable contribution carryforward	22,605	26,665
Unrealized loss on available-for-sale securities	4,862	5,698
Other	—	216,299
Total assets	3,581,801	3,468,088
Deferred tax liability
Depreciation	(170,778)	(197,153)
Deferred loan fees	(8,941)	(5,900)
FHLB stock dividends	(23,065)	(36,742)
Other	(171,961)	—
Total liabilities	(374,745)	(239,795)
Net deferred tax asset before valuation allowance	3,207,056	3,228,293
Valuation allowance
Beginning balance	(3,228,293)	(3,082,165)
Increase during the period	21,237	(146,128)
Ending balance	(3,207,056)	(3,228,293)
Net deferred tax asset (liability)	$—	$—

As of December 31, 2015, the Company has approximately $8.9 million of federal net operating loss carryforwards that begin expiring in 2029 and approximately $1.3 million of state net operating loss carryforwards that begin expiring in 2024.
Retained earnings at December 31, 2015 and 2014, include approximately $702,000 for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.
Note 10:   Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the

Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these financial statements.
Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2015 and 2014, that the Company meets all capital adequacy requirements to which it is subject.
As of December 31, 2015, the most recent notification from Office of Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Common equity Tier I, and Tier I leverage ratios as set forth in the table. The Common equity Tier I ratio became effective January 1, 2015. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios are also presented in the following table.
	Actual		Minimum Amount Required for Adequate Capital(2)		Minimum Amount To Be Well Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total capital(1) (to risk-weighted assets)	$13,701	15.37%	$7,133	8.00%	$8,916	10.00%
Tier I capital(1) (to risk-weighted assets)	12,626	14.16	5,350	6.00	7,133	8.00
Common Equity Tier I capital(1) (to risk-weighted assets)	12,630	14.16	4,012	4.50	5,795	6.50
Tier I capital(1) (to average assets)	12,630	9.42	5,364	4.00	6,705	5.00
December 31, 2014
Total capital(1) (to risk-weighted assets)	$13,188	17.87%	$5,904	8.00%	$7,380	10.00%
Tier I capital(1) (to risk-weighted assets)	12,264	16.62	2,952	4.00	4,428	6.00
Tier I capital(1) (to average assets)	12,264	10.03	4,893	4.00	6,116	5.00

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

Note 11:   Employee Benefits
The Company has a retirement savings 401(k) plan which covers all full-time employees who are age 21 or older and who have worked 1,000 hours and completed three months of service. Employees may contribute up to 25% of their compensation up to a maximum of  $18,000 a year with the Company matching 50% of the employee’s contribution on the first 6% of the employee’s compensation. Employer contributions charged to expense for the years ended December 31, 2015 and 2014, were $62,948 and $59,645, respectively.
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
Pension expense related to this plan was $140,729 and $142,715 for years ended December 31, 2015 and 2014.
Calculations to determine full-funding status are made annually by the third-party plan administrator as of June 30. At June 30, 2015 and 2014, the funding target, which is defined as the market value of plan assets divided by the plan liabilities, of the Company’s portion of the Pentegra Plan was 75.72% and 74.37%, respectively, funded.
Total contributions by all employer participants in the Pentegra Plan, as reported on Form 5500, totaled $190,751,615 and $136,477,565, respectively, for the plan years ended June 30, 2014 and 2013. The Company’s contributions to the Pentegra Plan totaled $152,078 and $133,156, respectively, for the years ended December 31, 2015 and 2014, respectively, and do not represent more than 5% of the total contributions made by all employer participants in the Pentegra Plan. There have been no significant changes that affect the comparability of 2015 and 2014 contributions. Given the current interest rate environment, the lower asset valuations, and other factors impacting the operations of the Pentegra Plan, it is likely that our future funding obligations could increase.
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
The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $24,004 and $22,193 the year ended December 31, 2015 and 2014.
A summary of ESOP shares are as of December 31 are as follows:
	2015	2014
Released Shares	2,141	—
Shares committed for release	2,137	2,186
Unreleased shares	49,153	51,245
Total	53,431	53,431
Fair value of unreleased shares	$675,854	$520,137
In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to repurchase the shares. At December 31, 2015, the fair value of these shares is $29,384. In addition, there are 181 outstanding shares held by former employees that are subject to an ESOP related repurchase option.
Note 12:   Disclosures About Fair Value of Assets and Liabilities
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

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and 2014:
	December 31, 2015 Fair Value Measurements Using
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Government and federal agency	$5,924,942	$—	$5,924,942	$—
State and political subdivisions	2,558,886	—	2,558,886	—
Mortgage-backed – GSE residential	2,570,256	—	2,570,256	—
Collateralized mortgage obligations – GSE	659,654	—	659,654	—
Mortgage servicing rights	83,176	—	—	83,176
	December 31, 2014 Fair Value Measurements Using
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Government and federal agency	$4,939,830	$—	$4,939,830	$—
State and political subdivisions	3,361,085	—	3,361,085	—
Mortgage-backed – GSE residential	3,384,002	—	3,384,002	—
Collateralized mortgage obligations – GSE	1,033,148	—	1,033,148	—
Mortgage servicing rights	114,193	—	—	114,193
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the years ended December 31, 2015 and 2014. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Available-for-Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy including U.S. Government and federal agencies, state and political subdivisions, mortgage-backed securities GSE, and collateralized mortgage obligations GSE. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company has no securities classified as Level 3.
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
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:
	2015	2014
Balance, beginning of year	$114,193	$148,171
Total changes in fair value included in earnings	(31,017)	(33,978)
Balance, end of year	$83,176	$114,193

Nonrecurring Measurements
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and 2014:
	Fair Value Measurements Using
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Other real estate owned	$202,100	$—	$—	$202,100
Collateral-dependent impaired loans, Net of ALLL	1,274,372	—	—	1,274,372
December 31, 2014
Other real estate owned	$190,000	$—	$—	$190,000
Collateral-dependent impaired loans Net of ALLL	1,441,487	—	—	1,441,487
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
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
At December 31, 2015:
Other real estate owned	$202,100	Market comparable properties	Comparability adjustment (%)	Not available
Collateral-dependent impaired loans, net of ALLL	1,274,372	Market comparable properties	Marketability discount	10% – 15% (11.4%)
Mortgage servicing rights	83,176	Discounted cash flow	Constant prepayment rate	8.8% – 16% (11.9%)
			Probability of default	1% – 8% (2.9%)
			Discount rate	5.6% – 12.0% (10.4%)
At December 31, 2014:
Other real estate owned	$190,000	Market comparable properties	Comparability adjustment (%)	Not available
Collateral-dependent impaired loans, net of ALLL	1,441,487	Market comparable properties	Marketability discount	10% – 15% (12%)
Mortgage servicing rights	114,193	Discounted cash flow	Constant prepayment rate	8.5% – 16% (11.2%)
			Probability of default	1% – 8% (2.1%)
			Discount rate	7.6% – 13.0% (10.4%)

Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and 2014.
	Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2015:
Financial assets:
Cash and cash equivalents	$10,906,893	$10,906,893	$—	$—
FHLB Stock	686,200	—	686,200	—
Loans, net of allowance for loan losses	106,955,455	—	—	107,347,000
Accrued interest receivable	314,174	—	314,174	—
Mortgage servicing rights	325,539	—	—	612,290
Financial liabilities:
Deposits	113,330,856	13,940,853	99,414,003	—
Federal Home Loan Bank advances	8,000,000		8,063,000
Accrued interest payable	6,137	—	6,137	—
	Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2014:
Financial assets:
Cash and cash equivalents	$13,444,597	$13,444,597	$—	$—
FHLB Stock	1,078,900	—	1,078,900	—
Loans held for sale	48,300	—	48,300
Loans, net of allowance for loan losses	89,479,525	—	—	89,756,000
Accrued interest receivable	302,777	—	302,777	—
Mortgage servicing rights	317,912	—	—	526,647
Financial liabilities:
Deposits	98,493,112	11,730,674	86,842,438	—
Federal Home Loan Bank advances	10,000,000	—	10,098,000	—
Accrued interest payable	6,256	—	6,256	—
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
Note 13:   Significant Estimates and Concentrations
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
Note 14:   Commitments and Credit Risk
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

Fair value of the Company’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2015 and 2014, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.
Loan commitments and standby letters of credit outstanding as December 31, 2015 and 2014, were as follows:
	2015	2014
Commitments to extend credit – variable rate	$15,520,785	$14,687,657
Commitments to extend credit – fixed rate	3,372,791	5,402,290
Standby letters of credit	80,000	10,000
Note 15:   Recent Accounting Pronouncements
In May 2014, the FASB issued ASU2014-09, “Revenue from contracts with Customers” (Topic 606) ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective prospectively for the Company for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Company’s consolidated financial statements.
In April 2015, the Financial Accounting Standards Board (FASB) issued ASU2015-03 “Interest-imputation of interest” (Subtopic 835-30) simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. The adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement — Period Adjustments (Topic 805)”. The amendments clarify that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer needs to record, in the same period’s financial statements, the effect of changes in depreciation, amortization, or other income as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date. This amendment requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item as if the provisional adjustments had been recognized as of the acquisition date. This guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of the guidance is not expected to have a significant effect on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-1, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The primary focus of this guidance is to supersede the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This guidance requires adoption through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for all companies in any interim or annual period. The Company is currently evaluating the effect the guidance will have on the Company’s consolidated financial statements.
Note 16:   Earnings (Loss) Per Share
Earnings (loss) per share amount is based on the weighted average number of shares outstanding for the period and the net loss applicable to common stockholders. ESOP shares are excluded from shares outstanding until they have been committed to be released.
	December 31, 2015	December 31, 2014
Net Income (Loss)	$42,138	$(816,273)
Shares outstanding for basic EPS:
Average shares outstanding	667,898	640,450
Less: Average unearned ESOP shares	50,309	50,245
	617,589	590,205
Additional dilutive shares	—	—
Shares outstanding for basic and diluted EPS	617,589	590,205
Basic and diluted income (loss) per share	$0.07	$(1.38)

Note 17:   Condensed Financial Information (Parent Company Only)
Presented below is condenses financial information as to the financial position, results of operations and cash flows of the company:
Condensed Balance Sheet
	2015	2014
Assets
Cash and due from banks	$733,318	$1,059,374
Investment in bank	12,615,381	12,247,581
Other assets	28,177	—
Total assets	$13,376,876	$13,306,955
Liabilities
Other	4,814	3,495
	4,814	3,495
Temporary Equity
ESOP shares subject to mandatory redemption	46,197	22,193
Stockholders’ Equity	13,325,865	13,281,267
Total liability and stockholders’ equity	$13,376,876	$13,306,955

Condensed Statement of Operations and Comprehensive Loss
	2015	2014
Income
Other income	$7,071	$9,349
Expense
Other expenses	330,273	165,776
Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(323,202)	(156,427)
Income Tax Benefit	—	—
Loss Before Equity in Undistributed Income (Loss) of Subsidiary	(323,202)	(156,427)
Equity in Undistributed Income (Loss) of Subsidiary	365,340	(659,846)
Net Income (Loss)	$42,138	$(816,273)
Comprehensive Income (Loss)	$44,598	$(697,777)

Condensed Statement of Cash Flows
	2015	2014
Operating Activities
Net income (loss)	$42,138	$(816,273)
Items not requiring (providing) cash
Equity in undistributed (income) loss of subsidiary	(365,340)	659,846
Compensation expense on allocated ESOP shares	24,004	22,193
Change in other assets	(28,177)	—
Change in other liabilities	1,319	3,495
Net cash used in operating activities	(326,056)	(130,739)
Investing Activities
Investment in Bank	—	(3,500,000)
Financing Activities
Net proceeds from stock conversion	—	4,690,113
Net Change in Cash and Due From Banks	(326,056)	1,059,374
Cash and Due From Banks at Beginning of Year	1,059,374	—
Cash and Due From Banks at End of Year	$733,318	$1,059,374

Note 18:   Plan of Conversion and Change in Corporate Form
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
In accordance with federal regulations, at the time of the conversion, the Company established a parallel liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount. The conversion was accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities and equity unchanged as a result.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Edgewater Bancorp, Inc.
Date: March 29, 2016	By:	/s/ Richard E. Dyer
Richard E. Dyer, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Richard E. Dyer	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2016
Richard E. Dyer
/s/ Coleen S. Frens-Rossman	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2016
Coleen S. Frens-Rossman
/s/ Kenneth F. Ankli III	Chairman of the Board	March 29, 2016
Kenneth F. Ankli III
/s/ Robert D. Gottlieb	Director	March 29, 2016
Robert D. Gottlieb
/s/ James R. Marohn	Director	March 29, 2016
James R. Marohn
/s/ Stephen Ross	Director	March 29, 2016
Stephen Ross
/s/ Thomas L. Starks	Director	March 29, 2016
Thomas L. Starks
/s/ Norma Tirado-Kellenberger	Director	March 29, 2016
Norma Tirado-Kellenberger
/s/ Lynn C. Todman	Director	March 29, 2016
Lynn C. Todman

EXHIBIT INDEX
3.1	Articles of Incorporation of Edgewater Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (file no. 333-191125), initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
3.2	Bylaws of Edgewater Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (file no. 333-191125), initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
4	Form of Common Stock Certificate of Edgewater Bancorp, Inc, incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 (file no. 333-191125), initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
10.1 *	Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (file no. 333-191125), initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
10.2 *	Amended and Restated Employment Agreement between Edgewater Bank and Richard E. Dyer dated as of August 19, 2015, incorporated by reference to Exhibit 10.1 to the Edgewater Bancorp, Inc. Current Report on Form 8-K dated August 19, 2015.
10.3 *	Amended and Restated Employment Agreement between Edgewater Bank and Coleen S. Frens-Rossman dated as of August 19, 2015, incorporated by reference to Exhibit 10.2 to the Edgewater Bancorp, Inc. Current Report on Form 8-K dated August 19, 2015.
21	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (file no. 333-191125) initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
23	Consent of BKD, LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*
Management contract or compensatory agreement or arrangement.

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