Form 10-Q
period 2016-03-31
Edgewater Bancorp, Inc.
filed 2016-05-13
CIK 1584770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

YES ☐     NO ☒

As of May 10, 2016, there were issued and outstanding 667,898 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Edgewater Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Financial Statements

Edgewater Bancorp, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$1,025,498	$877,780
Interest-bearing demand deposits in banks	8,780,568	10,029,113
Cash and cash equivalents	9,806,066	10,906,893

Available-for-sale securities	11,917,327	11,713,738
Loans held for sale	584,750	-
Loans receivable, net of allowance for losses of $1,074,315 and $1,075,374, respectively	107,849,345	106,955,455
Premises and equipment, net	3,590,920	3,606,170
Federal Home Loan Bank (FHLB) stock	686,200	686,200
Other real estate, net	227,100	262,100
Interest receivable	316,735	314,174
Mortgage servicing rights	387,927	408,715
Other assets	561,014	521,943

Total assets	$135,927,384	$135,375,388

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$14,639,077	$13,940,853
Interest-bearing	101,178,098	99,390,003
Total deposits	115,817,175	113,330,856

Federal Home Loan Bank advances	6,000,000	8,000,000
Accrued and other liabilities	752,675	672,470
Total liabilities	122,569,850	122,003,326

Commitments and Contingencies

Temporary Equity
ESOP shares subject to mandatory redemption	53,397	46,197

Stockholders’ Equity
Preferred Stock-shares authorized 5,000,000: none issued or outstanding at $.01 par value	-	-
Common Stock-shares authorized 7,000,000: shares issued and outstanding 667,898 at $.01 par value	6,679	6,679
Paid-in-capital	4,683,434	4,683,434
Retained earnings	8,590,383	8,650,052
Accumulated other comprehensive income (loss)	23,641	(14,300)
Total equity	13,304,137	13,325,865

Total liabilities and stockholders’ equity	$135,927,384	$135,375,388

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Interest Income
Loans, including fees	$1,168,000	$1,111,278
Debt securities
Taxable	31,803	30,412
Tax-exempt	10,042	12,172
Federal Home Loan Bank stock	7,351	13,620
Other	10,559	6,206
Total interest income	1,227,755	1,173,688

Interest Expense
Deposits	125,269	98,513
Federal Home Loan Bank advances	23,693	27,135
Total interest expense	148,962	125,648

Net Interest Income	1,078,793	1,048,040

Provision for Loan Losses	-	-

Net Interest Income After Provision for Loan Losses	1,078,793	1,048,040

Noninterest Income
Service charges, deposits	81,419	92,892
Mortgage banking activities	78,062	101,297
Other	20,947	35,133
Total noninterest income	180,428	229,322

Noninterest Expense
Salaries and employee benefits	688,910	639,162
Occupancy and equipment	197,762	200,282
Data processing	141,129	131,633
Loss on sale of other real estate, net	16,500	4,000
Interchange	23,709	21,503
Advertising	23,035	13,105
FDIC inurance premiums	26,579	37,084
Other real estate	1,193	5,529
Professional fees	110,049	118,545
Insurance	14,633	14,957
Other	75,391	61,287
Total noninterest expense	1,318,890	1,247,087

Net Income (Loss) Before Income Taxes	(59,669)	30,275

Provision for Income Taxes	-	-

Net Income (Loss)	$(59,669)	$30,275

Basic and Diluted Earnings (Loss) Per Share	$(0.10)	$0.05

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)

Net Income (Loss)	$(59,669)	$30,275

Other Comprehensive Income

Net change in unrealized gains on investment securities available-for-sale	37,941	53,325
Less: reclassification adjustment for realized gains (losses) included in net income (loss)	-	-

Other comprehensive income before income tax	37,941	53,325

Tax expense (benefit), net of deferred tax asset valuation impact of $12,900 and $18,131, respectively	-	-

Comprehensive Income (Loss)	$(21,728)	$83,600

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	(Unaudited)
					Accumulated
					Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2016	667,898	$6,679	$4,683,434	$8,650,052	$(14,300)	$13,325,865
Net loss	-	-	-	(59,669)	-	(59,669)
Other comprehensive income	-	-	-	-	37,941	37,941

Balance at March 31, 2016	667,898	$6,679	$4,683,434	$8,590,383	$23,641	$13,304,137

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Operating activities:
Net income (loss)	$(59,669)	$30,275
Items not requiring cash:
Depreciation	105,037	108,736
Provision for loan losses	-	-
Amortization of premiums on securities	22,356	25,610
Change in fair value of mortgage servicing rights	7,646	5,439
Loss on sale of other real estate	16,500	4,000
ESOP shares earned	7,200	5,444
Amortization of mortgage servicing rights	34,045	28,572
Loans originated for sale	(2,962,309)	(3,333,065)
Proceeds from loan sold	2,406,594	2,556,278
Gain on sale of loans	(49,938)	(62,788)
Gain on sale of premises and equipment	(3,929)	-
Net change in:
Interest receivable and other assets	(41,632)	(59,522)
Interest payable and other liabilities	80,205	184,706
Net cash used in operating activities	(437,894)	(506,315)

Investing activities:
Purchases of available-for-sale securities	(1,969,750)	-
Proceeds from calls and maturities of available-for-sale securities	1,781,746	296,397
Net change in loans	(893,890)	(5,479,143)
Proceeds from sale of other real estate	18,500	6,000
Proceeds from sale of premises and equipment	4,500	-
Purchases of premises and equipment	(90,358)	(22,802)
Net cash used in investing activities	(1,149,252)	(5,199,548)

Financing activities:
Net change in deposits	2,486,319	364,328
Proceeds from short term Federal Home Loan Bank advances	-	2,000,000
Repayment of short term Federal Home Loan Bank advances	-	(1,000,000)
Repayment of long term Federal Home Loan Bank advances	(2,000,000)	-
Net cash provided by financing activities	486,319	1,364,328

Net Change in Cash and Cash Equivalents	(1,100,827)	(4,341,535)

Cash and Cash Equivalents, Beginning of Period	10,906,893	13,444,597

Cash and Cash Equivalents, End of Period	$9,806,066	$9,103,062

Additional Cash Flows Information:
Interest paid	$125,517	$105,627
Capitalization of mortgage serving rights	20,904	25,088

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

Note 2: Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, certain information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2016, are not necessarily indicative of the results which may be expected for the entire year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company as of December 31, 2015 included in Edgewater Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 3: Principles of Consolidation

The consolidated financial statements include the accounts of the Edgewater Bancorp, Inc. and its wholly owned subsidiary, Edgewater Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4: Securities

The amortized cost and approximate fair values of investment securities are as follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$6,410,592	$3,880	$5,067	$6,409,405
State and political subdivisions	2,554,477	8,628	2,090	2,561,015
Mortgage-backed -Government- Sponsored Enterprise (GSE)-residential	2,351,752	18,542	5,309	2,364,985
Collateralized mortgage obligations-GSE	576,865	5,057	-	581,922

Total available-for-sale securities	$11,893,686	$36,107	$12,466	$11,917,327

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. Government and federal agency	$5,952,239	$925	$28,222	$5,924,942
State and political subdivisions	2,555,544	8,357	5,015	2,558,886
Mortgage-backed -Government- Sponsored Enterprise (GSE)-residential	2,566,762	14,222	10,728	2,570,256
Collateralized mortgage obligations-GSE	653,493	6,161	-	659,654

Total available-for-sale securities	$11,728,038	$29,665	$43,965	$11,713,738

The amortized cost and fair value of investment securities at March 31, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)

Within one year	$500,060	$500,800	$1,000,596	$1,004,319
After one through five years	8,465,009	8,469,620	7,507,187	7,479,509
	8,965,069	8,970,420	8,507,783	8,483,828
Mortgage-backed - GSE residential	2,351,752	2,364,985	2,566,762	2,570,256
Collateralized mortgage obligations-GSE	576,865	581,922	653,493	659,654

	$11,893,686	$11,917,327	$11,728,038	$11,713,738

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $233,484 at March 31, 2016 (unaudited) and $246,401 at December 31, 2015.

For the three month period ended March 31, 2016 and March 31, 2015, there were no sales of securities available-for-sale.

Certain investments in debt securities have fair values at an amount less than their historical cost. Total fair value of these investments at March 31, 2016 (unaudited) and December 31, 2015 was $5,959,508 and $6,612,243, which is approximately 50% and 56%, respectively, of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates since the securities were purchased.

Management believes the declines in fair value for these investment securities are temporary.

Should the impairment of any of these investment securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Investment securities with unrealized losses were as follows:

	March 31, 2016
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$3,537,624	$3,112	$997,083	$1,955	$4,534,707	$5,067
State and political subdivisions	-	-	497,910	2,090	497,910	2,090
Mortgage-backed -GSE residential	926,891	5,309	-	-	926,891	5,309

	$4,464,515	$8,421	$1,494,993	$4,045	$5,959,508	$12,466

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
U.S. Government and federal agency	$3,524,074	$19,656	$990,379	$8,566	$4,514,453	$28,222
State and political subdivisions	-	-	494,985	5,015	494,985	5,015
Mortgage-backed -GSE residential	1,602,805	10,728	-	-	1,602,805	10,728

	$5,126,879	$30,384	$1,485,364	$13,581	$6,612,243	$43,965

The unrealized losses on the Company’s investments in direct obligations of U.S. Government and federal agencies, state and political subdivision and mortgage-backed GSE residential securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2016, and December 31, 2015.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past-due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. There were no changes in the Company’s nonaccrual policy during the three month-end periods ended March 31, 2016 (unaudited) and March 31, 2015 (unaudited).

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

Categories of loans receivable include:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Real estate loans:
Residential 1-4 family	$44,548,538	$45,402,431
Commercial	34,125,440	32,374,013
Construction and land	3,983,938	1,975,842
Total real estate	82,657,916	79,752,286
Commercial and industrial	6,839,642	8,147,480
Warehouse line	10,000,000	10,000,000
Consumer loans:
Home equity loans and lines of credit	8,234,164	9,003,016
Other consumer loans	1,170,684	1,101,856
Total consumer	9,404,848	10,104,872
Gross loans	108,902,406	108,004,638
Net deferred loan fees	(21,254)	(26,191)
Allowance for loan losses	1,074,315	1,075,374
Net loans	$107,849,345	$106,955,455

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

The following presents by portfolio segment, the activity in the allowance for loan losses:

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
Three Months Ended March 31, 2016:
Balance, beginning of period	$337,230	$504,023	$69,337	$60,787	$103,997	$1,075,374
Provision (credit) for loan losses	(35,318)	101,860	(43,180)	(6,155)	(17,207)	-
Loans charged to the allowance	(2,020)	-	-	-	-	(2,020)
Recoveries of loans previously charged off	562	399	-	-	-	961

Balance, end of period	$300,454	$606,282	$26,157	$54,632	$86,790	$1,074,315

Three Months Ended March 31, 2015:
Balance, beginning of period	$222,618	$503,621	$248,388	$-	$100,724	$1,075,351
Provision (credit) for loan losses	(15,535)	20,742	(21,672)	28,812	(12,347)	-
Loans charged to the allowance	-	(5,364)	-	-	-	(5,364)
Recoveries of loans previously charged off	-	1,100	-	-	-	1,100

Balance, end of period	$207,083	$520,099	$226,716	$28,812	$88,377	$1,071,087

The following presents the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2016 and December 31, 2015:

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
At March 31, 2016:
Allowance:
Balance, end of period	$300,454	$606,282	$26,157	$54,632	$86,790	$1,074,315
Ending balance: individually evaluated for impairment	$8,175	$251	$-	$-	$347	$8,773
Ending balance: collectively evaluated for impairment	$292,279	$606,031	$26,157	$54,632	$86,443	$1,065,542
Loans:
Ending balance	$44,548,538	$38,109,378	$6,839,642	$10,000,000	$9,404,848	$108,902,406
Ending balance individually evaluated for impairment	$1,367,743	$287,673	$-	$-	$117,216	$1,772,632
Ending balance collectively evaluated for impairment	$43,180,795	$37,821,705	$6,839,642	$10,000,000	$9,287,632	$107,129,774

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
At December 31, 2015:
Allowance:
Balance, end of period	$337,230	$504,023	$69,337	$60,787	$103,997	$1,075,374
Ending balance: individually evaluated for impairment	$13,969	$302	$-	$-	$372	$14,643
Ending balance: collectively evaluated for impairment	$323,261	$503,721	$69,337	$60,787	$103,625	$1,060,731
Loans:
Ending balance	$45,402,431	$34,349,855	$8,147,480	$10,000,000	$10,104,872	$108,004,638
Ending balance individually evaluated for impairment	$2,051,278	$315,658	$-	$-	$122,809	$2,489,745
Ending balance collectively evaluated for impairment	$43,351,153	$34,034,197	$8,147,480	$10,000,000	$9,982,063	$105,514,893

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2016:

	Residential	Commercial	Construction	Commercial	Warehouse		Other
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Consumer	Total
	(Unaudited)

Pass (1-5)	$43,967,789	$32,348,698	$3,975,380	$6,839,642	$10,000,000	$8,193,326	$1,170,684	$106,495,519
Special Mention (6)	-	-	-	-	-	-	-	-
Substandard (7)	580,749	1,776,742	8,558	-	-	40,838	-	2,406,887
Doubtful (8)	-	-	-	-	-	-	-	-
Loss (9)	-	-	-	-	-	-	-	-

Total	$44,548,538	$34,125,440	$3,983,938	$6,839,642	$10,000,000	$8,234,164	$1,170,684	$108,902,406

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2015:

	Residential	Commercial	Construction	Commercial	Warehouse		Other
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Consumer	Total

Pass (1-5)	$44,838,588	$30,037,894	$1,966,182	$8,147,480	$10,000,000	$9,003,016	$1,101,856	$105,095,016
Special Mention (6)	-	1,553,936	-	-	-	-	-	1,553,936
Substandard (7)	563,843	782,183	9,660	-	-	-	-	1,355,686
Doubtful (8)	-	-	-	-	-	-	-	-
Loss (9)	-	-	-	-	-	-	-	-

Total	$45,402,431	$32,374,013	$1,975,842	$8,147,480	$10,000,000	$9,003,016	$1,101,856	$108,004,638

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2016:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg
	(Unaudited)

Residential 1-4 family	$760,462	$156,835	$580,749	$1,498,046	$43,050,492	$44,548,538	$-
Commercial real estate	-	-	9,715	9,715	34,115,725	34,125,440	-
Construction and land	21,402	-	8,558	29,960	3,953,978	3,983,938	-
Commercial and industrial	-	-	-	-	6,839,642	6,839,642	-
Warehouse Line	-	-	-	-	10,000,000	10,000,000	-
Home equity	38,668	2,913	-	41,581	8,192,583	8,234,164	-
Other consumer	1,996	-	-	1,996	1,168,688	1,170,684	-

	$822,528	$159,748	$599,022	$1,581,298	$107,321,108	$108,902,406	$-

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2015:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg

Residential 1-4 family	$1,124,518	$312,454	$555,497	$1,992,469	$43,409,962	$45,402,431	$-
Commercial real estate	9,715	-	-	9,715	32,364,298	32,374,013	-
Construction and land	-	23,118	9,660	32,778	1,943,064	1,975,842	-
Commercial and industrial	99,541	-	-	99,541	8,047,939	8,147,480	-
Warehouse Line	-	-	-	-	10,000,000	10,000,000	-
Home equity	72,128	10,288	8,309	90,725	8,912,291	9,003,016	-
Other consumer	-	2,852	-	2,852	1,099,004	1,101,856	-

	$1,305,902	$348,712	$573,466	$2,228,080	$105,776,558	$108,004,638	$-

The following table presents the Company’s nonaccrual loans at March 31, 2016 and December 31, 2015. This table excludes performing troubled debt restructurings.

	March 31	December 31,
	2016	2015
	(Unaudited)

Residential 1-4 family	$580,749	$1,233,905
Commercial real estate	9,715	9,715
Construction and land	8,558	32,777
Commercial and industrial	-	-
Warehouse Line	-	-
Home equity	40,838	43,712
Other consumer	-	-

	$639,860	$1,320,109

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

The following table presents impaired loans and specific valuation allowance based on class level at March 31, 2016:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)
Impaired loans without a specific allowance:
Recorded investment	$594,124	$269,400	$-	$-	$-	$76,378	$939,902
Unpaid principal balance	663,903	269,400	-	-	-	76,378	1,009,681

Impaired loans with a specific allowance:
Recorded investment	773,619	9,715	8,558	-	-	40,838	832,730
Unpaid principal balance	798,921	11,111	9,116	-	-	44,161	863,309
Specific allowance	8,175	151	100	-	-	347	8,773

Total impaired loans:
Recorded investment	1,367,743	279,115	8,558	-	-	117,216	1,772,632
Unpaid principal balance	1,462,824	280,511	9,116	-	-	120,539	1,872,990
Specific allowance	8,175	151	100	-	-	347	8,773

The following table presents average impaired loans based on class level for the three months ended March 31, 2016 and 2015:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)

Average recorded investment in impaired loans for the three months ended March 31, 2016	$1,319,341	$280,998	$8,558	$-	$-	$120,012	$1,728,909
Average recorded investment in impaired loans for the three months ended March 31, 2015	$1,786,178	$295,734	$330,402	$-	$-	$153,885	$2,566,199

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2015:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total

Impaired loans without a specific allowance:
Recorded investment	$848,467	$273,166	$-	$-	$-	$79,097	$1,200,730
Unpaid principal balance	921,718	273,166	-	-	-	79,097	1,273,981

Impaired loans with a specific allowance:
Recorded investment	1,202,811	9,715	32,777	-	-	43,712	1,289,015
Unpaid principal balance	1,259,063	11,111	36,696	-	-	45,687	1,352,557
Specific allowance	13,969	129	173	-	-	372	14,643

Total impaired loans:
Recorded investment	2,051,278	282,881	32,777	-	-	122,809	2,489,745
Unpaid principal balance	2,180,781	284,277	36,696	-	-	124,784	2,626,538
Specific allowance	13,969	129	173	-	-	372	14,643

Interest income of $11,622, $10,696 and $41,740 was recognized on impaired loans for the three months ended March 31, 2016 (unaudited) and March 31, 2015 (unaudited) and for year-end December 31, 2015, respectively.

At March 31, 2016, the Company had several loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. Total troubled debt restructured loan balance on ten loans was $1.2 million for the three months ended March 31, 2016 (unaudited).

There were no troubled debt restructurings for the three months ended March 31, 2016 and 2015.

There were no troubled debt restructured loans modified in the past 12 months that subsequently defaulted.

At March 31, 2016, the Company held no residential real estate as foreclosed property. Also, at March 31, 2016, there were no consumer mortgage loans in the process of foreclosure according to local requirements of the applicable jurisdictions.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 (unaudited) and for the year end December 31, 2015:

	March 31, 2016
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$6,409,405	$-	$6,409,405	$-
State and political subdivisions	2,561,015	-	2,561,015	-
Mortgage-backed - GSE residential	2,364,985	-	2,364,985	-
Collateralized mortgage obligations-GSE	581,922	-	581,922	-
Mortgage servicing rights	75,530	-	-	75,530

	December 31, 2015
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$5,924,942	$-	$5,924,942	$-
State and political subdivisions	2,558,886	-	2,558,886	-
Mortgage-backed - GSE residential	2,570,256	-	2,570,256	-
Collateralized mortgage obligations-GSE	659,654	-	659,654	-
Mortgage servicing rights	83,176	-	-	83,176

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2016 (unaudited) and the year ended December 31, 2015. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy including U.S. Government and federal agency, state and political subdivisions, mortgage-backed securities GSE, and collateralized mortgage debt obligations GSE. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company has no securities classified as Level 3.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended
	2016	2015
	(Unaudited)

Balance, beginning of period	$83,176	$114,193
Total changes in fair value included in earnings	(7,646)	(5,439)

Balance, end of period	$75,530	$108,754

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 (unaudited) and December 31, 2015:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2016 (Unaudited)

Collateral-dependent impaired loans,	$823,957	$-	$-	$823,957
Net of ALLL

December 31, 2015

Other real estate owned	$202,100	$-	$-	$202,100
Collateral-dependent impaired loans,	1,274,372	-	-	1,274,372
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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At March 31, 2016 (Unaudited):

Collateral-dependent	$823,957	Market comparable	Marketability
impaired loans		properties	discount	10% - 15% (10.5%)

Mortgage servicing rights	75,530	Discounted	Constant
		cash flow	prepayment rate	8.0% - 16% (11.5%)
Probability
			of default	1% - 8% (1.9%)
			Discount rate	7.6% - 12% (10.5%)

At December 31, 2015:

Other real estate owned	$202,100	Market comparable	Comparability
		properties	adjustment (%)	Not available

Collateral-dependent		Market comparable	Marketability
impaired loans	1,274,372	properties	discount	10% - 15% (11.4%)

Mortgage servicing rights	83,176	Discounted	Constant
		cash flow	prepayment rate	8.8% - 16% (11.9%)
Probability
			of default	1% - 8% (1.6%)
			Discount rate	5.6% - 12.0% (10.4%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
At March 31, 2016:
Financial assets:
Cash and cash equivalents	$9,806,066	$9,806,066	$-	$-
FHLB Stock	686,200	-	686,200	-
Loans held for sale	584,750	-	584,750
Loans, net of allowance for loan losses	107,849,345	-	-	108,868,000
Accrued interest receivable	316,735	-	316,735	-
Mortgage servicing rights	312,397	-	-	591,526

Financial liabilities:
Deposits	115,817,175	14,639,077	101,352,098	-
FHLB advances	6,000,000	-	6,097,000	-
Accrued interest payable	29,582	-	29,582	-

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
At December 31, 2015:
Financial assets:
Cash and cash equivalents	$10,906,893	$10,906,893	$-	$-
FHLB Stock	686,200	-	686,200	-
Loans, net of allowance for loan losses	106,955,455	-	-	107,347,000
Accrued interest receivable	314,174	-	314,174	-
Mortgage servicing rights	325,539	-	-	612,290

Financial liabilities:
Deposits	113,330,856	13,940,853	99,414,003	-
Federal Home Loan Bank advances	8,000,000	-	8,063,000	-
Accrued interest payable	6,137	-	6,137	-

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement –Period Adjustments (Topic 805)”.  The amendments clarify that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The acquirer needs to record, in the same period’s financial statements, the effect of changes in depreciation, amortization, or other income as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date.  This amendment requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item as if the provisional adjustments had been recognized as of the acquisition date.  This guidance is effective for annual and interim periods beginning after December 15, 2015.  The adoption of the guidance did not have a significant effect on the Company’s consolidated financial statements.

Note 8: Earnings (Loss) Per Share

	Three Months Ended March 31,	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Net Income (Loss)	$(59,669)	$30,275

Shares outstanding for basic EPS (LPS):

Average shares outstanding	667,898	667,898
Less: Average unearned ESOP shares	48,973	51,110
	618,925	616,788
Additional dilutive shares	-	-

Shares outstanding for basic and diluted EPS (LPS)	618,925	616,788

Basic and diluted earnings (loss) per share	$(0.10)	$0.05

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended March 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

Forward Looking Statements

This report contains forward-looking statements that are based on management’s beliefts, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and our company. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward looking-statements, whether as a result of new information, future events (whether anticipated or unanticipated), or other Future Factors include, among others, changes in interest rates and interest rates relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; our ability to manage expenses; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2015. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Edgewater Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total Assets. Total assets increased by $552,000, or 0.4%, to $135.9 million at March 31, 2016 from $135.4 million at December 31, 2015. The increase was primarily the result of increases in loans and loans held for sale loans of $894,000 and $585,000, respectively. This is partially offset by decreases in cash and cash equivalents of $1.1 million.

Net Loans. Net loans increased by $894,000, or 0.8%, to $107.8 million at March 31, 2016 from $107.0 million at December 31, 2015. During the three months ended March 31, 2016, one-to- four family residential real estate loans decreased $854,000, or 1.9%, to $44.5 million at March 31, 2016 from $45.4 million at December 31, 2015; commercial real estate loans increased $1.8 million or 5.4%, to $34.1 million from $32.4 million; construction and land loans increased $2.0 million, or

101.6%, to $4.0 million from $2.0 million; commercial and industrial loans decreased $1.3 million, or 16.0%, to $6.8 million to from $8.1 million; warehouse line remained the same at $10.0 million at March 31, 2016 and December 31, 2015 and consumer loans, including home equity loans and lines of credit, decreased $700,000, or 6.9%, to $9.4 million from $10.1 million. The increase in commercial real estate is the result of new customer relationships being established. The increase in construction and land is due to residential home construction and commercial real estate construction beginning during the first quarter. The decreases in the remaining loan classes reflect repayments in excess of originations, and loan sales of refinanced loans.

Investment Securities. Investment securities available for sale increased $204,000, or 1.7%, to $11.9 million at March 31, 2016 from $11.7 million at December 31, 2015. Mortgage-backed securities including collateralized mortgage obligations, decreased $283,000, or 8.8%, to $2.9 million at March 31, 2016 from $3.2 million at December 31, 2015, and states and political subdivision securities increased $2,000, or 0.1%, to $2.6 million at March 31, 2016 from $2.6 million at December 31, 2015. U.S. government and federal agency securities increased $484,000, or 8.1%, to $6.4 million at March 31, 2016 from $6.0 million at December 31, 2015. There were three securities purchased for $2.0 million and one security called for $1.0 million during the first quarter of 2016. Net unrealized gains on securities recognized in accumulated other comprehensive income (loss) increased by $38,000 to an unrealized gain of $23,641 at March 31, 2016 compared to an unrealized loss of $14,300 at December 31, 2015. At March 31, 2016, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, state and political subdivision securities, and U.S. government and agency securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Real Estate Owned and Other Repossessed Assets. Real estate owned and held for sale decreased $35,000, or 13.4% to $227,100 at March 31, 2016 from $262,100 at December 31, 2015, as we sold $35,000 of foreclosed properties, there were no foreclosed non-performing loans, no recorded valuation adjustments and $16,500 in net loss on sales during the three months ended March 31, 2016. At March 31, 2016 our real estate owned included two commercial real estate properties, the largest has a carrying value of $202,100.

Deposits. Deposits increased by $2.5 million, or 2.2%, to $115.8 million at March 31, 2016 from $113.3 million at December 31, 2015. Interest-bearing deposits increased $1.8 million 1.8% to $101.2 million at March 31, 2016 from $99.4 million at December 31, 2015. Noninterest bearing increased $698,000 or 5.0% to $14.6 million at March 31, 2016 from $13.9 million at December 31, 2015.

Federal Home Loan Bank Advances and Other Liabilities. Federal Home Loan Bank advances decreased $2.0 million, or 25.0% to $6.0 million at March 31, 2016 from $8.0 million at December 31, 2015. Other liabilities, which include, interest and accounts payable, customer escrow balances, and accruals for items such as employee pension and medical plans, increased $80,000 or 11.9%, to $753,000 at March 31, 2016 from $672,000 at December 31, 2015.

Total Equity. Total equity decreased $22,000 or 0.2%, to $13.3 million at March 31, 2016. Retained earnings decreased $60,000 due to the net loss at March 31, 2016, as well as an increase of $38,000 in accumulated other comprehensive income (loss) due to unrecognized gains on investment securities.

Delinquencies, Classified Assets and Non-Performing Assets

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
At March 31, 2016 (unaudited)
Real estate loans:
One- to four-family residential	10	$760	3	$157	10	$581	23	$1,498
Commercial real estate	-	-	-	-	1	10	1	10
Construction and land	1	21	-	-	1	8	2	29
Total real estate	11	781	3	157	12	599	26	1,537
Commercial and industrial	-	-	-	-	-	-	-	-
Warehouse Line	-	-	-	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	3	39	1	3	-	-	4	42
Other consumer	1	2	-	-	-	-	1	2
Total consumer	4	41	1	3	-	-	5	44
Total loans	15	$822	4	$160	12	$599	31	$1,581

At December 31, 2015
Real estate loans:
One- to four-family residential	14	$1,125	4	$312	10	$555	28	$1,992
Commercial real estate	1	10	-	-	-	-	1	10
Construction and land	-	-	1	23	2	10	3	33
Total real estate	15	1,135	5	335	12	565	32	2,035
Commercial and industrial	1	99	-	-	-	-	1	99
Warehouse Line	-	-	-	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	3	72	3	10	1	8	7	90
Other consumer	-	-	1	3	-	-	1	3
Total consumer	3	72	4	13	1	8	8	93
Total loans	19	$1,306	9	$348	13	$573	41	$2,227

The decrease in delinquent loans at March 31, 2016 compared to December 31, 2015 was primarily attributable to loans that were paid off or brought to a current status.

Classified Assets. The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at March 31, 2016 and December 31, 2015 include approximately $2.4 million and $1.4 million of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $9,000 and $15,000 at March 31, 2016 and December 31, 2015, respectively.

	At March 31,	At December 31,
	2016	2015
	(Dollars in Thousands)
	(Unaudited)
Classifed assets:
Substandard loans (1)	$2,407	$1,356
Doubtful loans	-	-
Loss loans	-	-
Real estate owned and other	-	-
Real estate owned and other repossessed assets	227	262
Total classified assets	$2,634	$1,618

(1)	Includes non-accruing loans that are more than 90 days past due.

The increase in classified assets to $2.4 million at March 31, 2016 from $1.4 million at December 31, 2015. This increase was primarily due to the enhanced review of a larger commercial real estate relationship that resulted in being changed to a classified status and moved to nonperforming assets. The largest component of classified loans is commercial real estate loans which totaled $1.8 million, or 73.8% of our total classified loans, at March 31, 2016. Our largest classified loan relationship, was a commercial real estate relationship totaling $995,000 at March 31, 2016.

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

	At March 31,	At December 31,
	2016	2015
	(Dollars in Thousands)
	(Unaudited)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$581	$1,234
Commercial real estate	10	9
Construction and land	8	33
Total real estate	599	1,276
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	41	44
Other consumer	-	-
Total consumer	41	44
Total loans	640	1,320

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	-	-
Commercial real estate	-	-
Construction and land	-	-
Total real estate	-	-
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	-	-
Other consumer	-	-
Total consumer	-	-
Total loans	-	-

Total non-performing loans	640	1,320

Real estate owned and other repossessed assets:
Real estate loans:
One- to four-family residential	-	-
Commercial real estate	202	202
Construction and land	25	60
Total real estate	227	262
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	-	-
Other consumer	-	-
Total consumer	-	-
Total real estate owned before loans in redemption	227	262
Loans in redemption (1)	-	-
Total real estate owned and other repossessed assets	227	262

Total non-performing assets	$867	$1,582

(table continues on following page)

	At March 31,	At December 31,
	2016	2015
	(Dollars in Thousands)
	(Unaudited)
Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$1,374	$957
Commercial real estate	270	273
Construction and land	-	-
Total real estate	1,644	1,230
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	76	79
Other consumer	-	-
Total consumer	76	79
Total loans	$1,720	$1,309

Total non-performing loans and troubled debt restructurings	$2,360	$2,629

Ratios:
Non-performing loans to total loans	0.59%	1.22%
Non-performing assets to total assets	0.64%	1.17%
Non-performing assets and troubled debt restructurings to total assets	1.74%	1.94%

(1) Represents real estate that is subject to the redemption period under Michigan law.

Non-performing assets decreased to $867,000, or 0.64% of total assets, at March 31, 2016 from $1.6 million, or 1.17% of total assets, at December 31, 2015. Nonperforming one-to-four family real estate loans decreased $653,000 to $581,000, or 0.59% of total non-performing loans, at March 31, 2016 from $1.2 million, or 1.22% of total non-performing loans at December 31, 2015. Construction and land nonperforming loans decreased $25,000 to $8,000 on March 31, 2016 from $33,000 at December 31, 2015. Our largest non-performing loan relationship was a one-to-four family residential mortgage relationship totaling $167,000 at March 31, 2016.

Other Loans of Concern. At March 31, 2016, there were no loans designated by management as “special mention,” that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General. Net loss for the three months ended March 31, 2016 was $60,000, compared to net income of $30,000 for the three months ended March 31, 2015, a decrease of $90,000. The decrease in earnings was primarily due to increases in net interest income offset by decreases in other non-interest income, and increases in noninterest expense in salaries and benefits and loss on sale of other real estate owned. The decrease in non-interest income is a result of residential mortgage loan sales volume decreasing which resulted in a decrease in gains recorded of $23,000.

Interest Income. Interest income increased $54,000, or 4.6%, to $1.2 million for the three months ended March 31, 2016 from $1.2 million for the three months ended March 31, 2015. This increase was primarily attributable to a $57,000 increase in interest and fee income on loans receivable. The increase was due to volume increase in new loans. The average balance of loans during the three months ended March 31, 2016 increased $15.1 million to $106.5 million compared to $91.4 million for the three months ended March 31, 2015, and the average yield on loans decreased by 53 basis points to 4.40% for the three months ended March 31, 2016 from 4.93% for the three months ended March 31, 2015. The yield declined because $119,000 of interest was collected on a nonaccrual loan paid off during the first quarter ending March 31, 2015. The average balance of investment securities decreased $1.0 million to $11.6 million for the three months ended March 31, 2016 from $12.6 million for the three months ended March 31, 2015, while the average yield on investment securities increased by 8 basis point to 1.45% for the three months ended March 31, 2016 from 1.37% for the three months ended March 31, 2015, resulting in income on securities decreasing only $1,000.

Interest Expense. Total interest expense increased $23,000, or 18.2%, to $149,000 for the three months ended March 31, 2016 from $126,000 for the three months ended March 31, 2015. Interest expense on deposit accounts increased $26,000, or 26.3%, to $125,000 for the three months ended March 31, 2016 from $99,000 for the three months ended March 31, 2015. An increase of 4 basis points in the average cost of interest-bearing deposits to 0.50% for the three months ended March 31, 2015 from 0.46% for the three months ended March 31, 2015, and there was an increase of $12.3 million, or 14.0%, in the average balance of deposits to $99.7 million for the three months ended March 31, 2016 from $87.4 million for the three months ended March 31, 2015. The increase in deposits is in demand deposit of $11.8 million and $884,000 in certificates of deposit for the three months ended March 31, 2016. This was offset partially by declines of $285,000 savings accounts and $69,000 in money market accounts for the three months ended March 31, 2016.

Interest expense on FHLB-Indianapolis advances decreased $3,000 to $24,000 for the three months ended March 31, 2016 from $27,000 for the three months ended March 31, 2015. The average balance of advances decreased by $2.9 million to $6.5 million for the three months ended March 31, 2016 from $9.4 million for the three months ended March 31, 2015. The average cost on the advances increased 29 basis points to 1.46% for the three months ended March 31, 2016 from 1.17% for the three months ended March 31, 2015 because shorter term advances have been paid off that had lower yields.

Net Interest Income. Net interest income increased $31,000, or 2.9%, to $1.1 million for the three months ended March 31, 2016 from $1.0 million for the three months ended March 31, 2015. The interest rate spread decreased to 3.30% for the three months ended March 31, 2016 from 3.55% for the three months ended March 31, 2015, and decreased our net interest margin to 3.39% for the three months ended March 31, 2016 from 3.65% for the three months ended March 31, 2015. The decrease in our interest rate spread and net interest margin reflected was offset by an increase in our interest earning assets over interest earning liabilities of $1.6 million for the three months ended March 31, 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $0 for the three months ended March 31, 2016 and $0 for the three months ended March 31, 2015. The allowance for loan losses was $1.1 million, or 0.99% of total loans, at March 31, 2016, compared to $1.1 million, or 1.12% of total loans, at March 31, 2015. Total nonperforming loans were $640,000 at March 31, 2016, compared to $1.7 million at March 31, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 167.9.6% at March 31, 2016 compared to 62.0% at March 31, 2015. At March 31, 2016, $33,000 of the $640,000 in nonperforming loans were contractually current, compared to $576,000 of $1.7 million at March 31, 2015.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2016 and March 31, 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $49,000, or 21.3%, to $180,000 for the three months ended March 31, 2016 from $229,000 for the three months ended March 31, 2015. The decrease was due to a decrease of $23,000 in income from mortgage banking activities, which includes gains on sale of loans and changes in the value of mortgage servicing rights. Gains on sale of loans decreased as originations, particularly on new home purchases, decreased during the period. Also, the other non-interest income category decreased by $14,000 because other real estate property rent being collected has been discontinued since the property has been sold.

Non-Interest Expense. Non-interest expense increased $72,000, or 5.8%, to $1.3 million for the three months ended March 31, 2016 from $1.2 million for the three months ended March 31, 2015. The increase primarily reflected an increase of $50,000 in salaries and benefits and $12,500 in loss on sale of other real estate. At this time, we do not expect any reductions in non-interest expenses related to our participation in the defined benefit plan because of the continued participation in the plan.

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

	For the Three Months Ended March 31,
	2016			2015
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$106,526	$1,168	4.40%	$91,442	$1,111	4.93%
Investment securities	11,550	42	1.45	12,607	43	1.37
Other interest-earning assets (2)	9,544	18	0.75	12,532	20	0.64
Total interst-earning assets	127,620	1,228	3.86	116,581	1,174	4.08
Noninterest-earning assets	7,072			6,666
Allowance for loan losses	(1,073)			(1,071)
Total assets	$133,619			$122,176

Interest-earning liabilities:
Demand deposits	$37,489	44	0.47%	$25,733	24	0.38%
Money market accounts	20,527	15	0.29	20,596	15	0.29
Savings accounts	13,691	5	0.16	13,976	7	0.20
Certificates of deposit	28,011	61	0.88	27,127	53	0.79
Total deposits	99,718	125	0.50	87,432	99	0.46

FHLB-Indianapolis advances	6,527	24	1.46	9,378	27	1.17
Total interest-bearing liabilities	106,245	149	0.56	96,810	126	0.53

Noninterest-bearing demand deposits	13,898			12,438
Other noninterest-bearing liabilities	733			662
Total liabilities	120,876			109,910
Equity	12,743			12,266
Total liabilities and equity	$133,619			$122,176

Net interest income		$1,079			$1,048
Net interest spread (3)			3.30%			3.55%
Net interest-earning assets (4)	$21,375			$19,771
Net interest margin (5)			3.39%			3.65%
Average interest-earning assets to interest-bearing liabilities			120.12%			120.42%

(1)	Yield and rates are annualized.
(2)	Consists of stock in the FHLB-Indianapolis and interest bearing deposits in other banks.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities. We also have the ability to borrow from the FHLB-Indianapolis. At March 31, 2016, we had the capacity to borrow approximately $13.5 million from the FHLB-Indianapolis and an additional $2.0 million on a line of credit with the FHLB-Indianapolis Great Lakes Banker Bank and United Bankers Bank. At March 31, 2016 and December 31, 2015, we had $6.0 million and $8.0 million, respectively, outstanding in advances from the FHLB-Indianapolis.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $438,000 and $506,000 for the three months ended March 31, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loan, purchase of securities, proceeds from maturing and callable securities and pay downs of securities was $1.1 million and $5.2 million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, respectively. Net cash provided by financing activities was $486,000 and $1.4 million, which consisted primarily of the activity in deposit accounts, the Federal Home Loan Bank advances.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2016, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $12.6 million, or 9.48% of adjusted total assets, which is above the required level of $5.3 million, or 4.00%; the common equity tier 1 capital ratio of $12.6 million, or 13.91%, which is above the required level of $4.0 million or 4.5%; the tier 1 capital ratio of $12.6 million or 13.91%, which is above the required level of $5.4 million or 6.0%, and the total capital ratio of $13.7 million, or 15.09% of risk-weighted assets, which is above the required level of $7.3 million, or 8.0%. We opted-out of the accumulated other comprehensive income (AOCI) capital rule that went into effect on January 1, 2015. Implementation of the deductions and other adjustment to Common Equity Tier 1 (CET1) began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer begins on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). At December 31, 2015, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $12.6 million, or 9.42% of adjusted total assets, which is above the required level of $6.7 million, or 5.00%; and total risk-based capital of $13.7 million, or 15.37% of risk-weighted assets, which is above the required level of $8.9 million, or 10.00%. Accordingly, the Bank was categorized as well capitalized at March 31, 2016 and December 31, 2015. Management is

not aware of any conditions or events since the most recent notification that would change our category.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Edgewater Bank withdrew its applications to become a bank chartered by the State of Michigan.  Edgewater Bancorp withdrew its related application to become a bank holding company eligible to own a bank chartered by the State of Michigan.   Edgewater Bank remains a federally chartered stock savings association and Edgewater Bancorp remains its holding company

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edgewater Bancorp, Inc.

Date: May 13, 2016	/s/ Richard E. Dyer
Richard E. Dyer
President and Chief Executive Officer

Date: May 13, 2016	/s/ Coleen S. Frens-Rossman
Coleen S. Frens-Rossman
Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Edgewater Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (file no. 333-191125), initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
3.2	Bylaws of Edgewater Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (file no. 333-191125), initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
31.1	Certification of Richard E. Dyer, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Richard E. Dyer, President and Chief Executive Officer, and Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

