Form 10-Q
period 2016-06-30
Edgewater Bancorp, Inc.
filed 2016-08-12
CIK 1584770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

YES ☐     NO ☒

As of August 8, 2016, there were issued and outstanding 667,898 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Edgewater Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Financial Statements

Edgewater Bancorp, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$901,608	$877,780
Interest-bearing demand deposits in banks	8,101,586	10,029,113
Cash and cash equivalents	9,003,194	10,906,893

Available-for-sale securities	9,692,200	11,713,738
Loans held for sale	239,000	-
Loans receivable, net of allowance for losses of $1,140,416 and $1,075,374, respectively	119,344,248	106,955,455
Premises and equipment, net	3,489,718	3,606,170
Federal Home Loan Bank (FHLB) stock	686,200	686,200
Other real estate, net	227,100	262,100
Interest receivable	325,424	314,174
Mortgage servicing rights	382,327	408,715
Other assets	404,378	521,943

Total assets	$143,793,789	$135,375,388

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest bearing	$14,493,239	$13,940,853
Interest-bearing	101,893,498	99,390,003
Total deposits	116,386,737	113,330,856

Federal Home Loan Bank advances	13,000,000	8,000,000
Accrued and other liabilities	966,332	672,470
Total liabilities	130,353,069	122,003,326

Commitments and Contingencies

Temporary Equity
ESOP shares subject to mandatory redemption	59,897	46,197

Stockholders' Equity
Preferred Stock-shares authorized 5,000,000: none issued or outstanding at $.01 par value	-	-
Common Stock-shares authorized 7,000,000: shares issued and outstanding 667,898 at $.01 par value	6,679	6,679
Paid-in-capital	4,683,434	4,683,434
Retained earnings	8,630,346	8,650,052
Accumulated other comprehensive income (loss)	60,364	(14,300)
Total equity	13,380,823	13,325,865

Total liabilities and stockholders' equity	$143,793,789	$135,375,388

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Interest Income
Loans, including fees	$1,249,651	$1,127,962	$2,417,651	$2,239,240
Debt securities
Taxable	32,376	29,453	64,179	59,865
Tax-exempt	7,318	11,675	17,360	23,847
Federal Home Loan Bank stock	6,951	8,142	14,302	21,762
Other	6,800	3,478	17,359	9,684
Total interest income	1,303,096	1,180,710	2,530,851	2,354,398

Interest Expense
Deposits	124,356	98,120	249,625	196,633
Federal Home Loan Bank advances	29,139	32,232	52,832	59,367
Total interest expense	153,495	130,352	302,457	256,000

Net Interest Income	1,149,601	1,050,358	2,228,394	2,098,398

Provision for Loan Losses	63,000	15,000	63,000	15,000

Net Interest Income After Provision for Loan Losses	1,086,601	1,035,358	2,165,394	2,083,398

Noninterest Income
Service charges, deposits	97,059	99,029	178,478	191,921
Mortgage banking activities	108,746	103,096	186,808	204,393
Other	20,888	27,741	41,835	62,874
Total noninterest income	226,693	229,866	407,121	459,188

Noninterest Expense
Salaries and employee benefits	682,914	668,183	1,371,824	1,307,345
Occupancy and equipment	189,404	189,880	387,166	390,162
Data processing	136,556	134,251	277,685	265,884
Loss on sale of other real estate, net	-	-	16,500	4,000
Interchange	24,147	27,288	47,856	48,791
Advertising	17,608	20,119	40,643	33,224
FDIC insurance premiums	24,435	17,503	51,014	54,587
Other real estate	5,190	7,814	6,383	13,343
Professional fees	110,330	107,445	220,379	225,990
Insurance	14,767	14,853	29,400	29,810
Other	67,980	66,014	143,371	127,301
Total noninterest expense	1,273,331	1,253,350	2,592,221	2,500,437

Net Income (Loss) Before Income Taxes	39,963	11,874	(19,706)	42,149

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$39,963	$11,874	$(19,706)	$42,149

Basic and Diluted Earnings (Loss) Per Share	$0.06	$0.02	$(0.03)	$0.07

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net Income (Loss)	$39,963	$11,874	$(19,706)	$42,149

Other Comprehensive Income (Loss)

Net change in unrealized gains (losses) on investment securities available-for-sale	36,723	(16,269)	74,664	37,056

Less: reclassification adjustment for realized gains (losses) included in net income (loss)	-	-	-	-

Other comprehensive income (loss) before income tax	36,723	(16,269)	74,664	37,056

Tax expense (benefit), net of deferred tax asset valuation impact of $12,486, ($5,531), $25,386 and $12,599, respectively	-	-	-	-

Comprehensive Income (Loss)	$76,686	$(4,395)	$54,958	$79,205

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	Six Months Ended June 30, 2016
	(Unaudited)
					Accumulated
					Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2016	667,898	$6,679	$4,683,434	$8,650,052	$(14,300)	$13,325,865
Net loss	-	-	-	(19,706)	-	(19,706)
Other comprehensive income	-	-	-	-	74,664	74,664

Balance at June 30, 2016	667,898	$6,679	$4,683,434	$8,630,346	$60,364	$13,380,823

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Operating activities:
Net income (loss)	$(19,706)	$42,149
Items not requiring cash:
Depreciation	211,022	214,293
Provision for loan losses	63,000	15,000
Amortization of premiums on securities	42,815	50,453
Change in fair value of mortgage servicing rights	15,410	14,023
Loss on sale of other real estate	16,500	4,000
ESOP shares earned	13,700	10,841
Amortization of mortgage servicing rights	69,147	58,495
Loans originated for sale	(7,075,929)	(7,449,115)
Proceeds from loans sold	6,893,193	6,745,999
Gain on sale of loans	(114,433)	(125,439)
Gain on sale of premises and equipment	(3,929)	-
Net change in:
Interest receivable and other assets	106,315	(25,343)
Interest payable and other liabilities	293,862	394,724
Net cash provided by (used in) operating activities	510,967	(49,920)

Investing activities:
Purchases of available-for-sale securities	(1,970,000)	-
Proceeds from calls and maturities of available-for-sale securities	4,023,387	877,505
Proceeds from sale of FHLB Stock	-	392,700
Net change in loans	(12,451,793)	(18,089,507)
Proceeds from sale of other real estate	18,500	6,000
Proceeds from sale of premises and equipment	4,500	-
Purchases of premises and equipment	(95,141)	(82,817)
Net cash used in investing activities	(10,470,547)	(16,896,119)

Financing activities:
Net change in deposits	3,055,881	3,574,614
Proceeds from short term Federal Home Loan Bank advances	2,000,000	11,100,000
Proceeds from long term Federal Home Loan Bank advances	5,000,000	-
Repayment of short term Federal Home Loan Bank advances	-	(3,500,000)
Repayment of long term Federal Home Loan Bank advances	(2,000,000)	-
Net cash provided by financing activities	8,055,881	11,174,614

Net Change in Cash and Cash Equivalents	(1,903,699)	(5,771,425)

Cash and Cash Equivalents, Beginning of Period	10,906,893	13,444,597

Cash and Cash Equivalents, End of Period	$9,003,194	$7,673,172

Additional Cash Flows Information:
Interest paid	$262,862	$216,948
Loans transferred to other real estate	-	99,000
Capitalization of mortgage serving rights	58,169	56,393

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

Note 2: Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, certain information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2016, are not necessarily indicative of the results which may be expected for the entire year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company as of December 31, 2015 included in Edgewater Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 3: Principles of Consolidation

The consolidated financial statements include the accounts of the Edgewater Bancorp, Inc. and its wholly owned subsidiary, Edgewater Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4: Securities

The amortized cost and approximate fair values of investment securities are as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$4,928,518	$10,741	$141	$4,939,118
State and political subdivisions	2,053,766	11,517	-	2,065,283
Mortgage-backed-Government Sponsored Enterprise (GSE)-residential	2,147,330	32,111	48	2,179,393
Collateralized mortgage obligations-GSE	502,222	6,184	-	508,406

Total available-for-sale securities	$9,631,836	$60,553	$189	$9,692,200

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. Government and federal agency	$5,952,239	$925	$28,222	$5,924,942
State and political subdivisions	2,555,544	8,357	5,015	2,558,886
Mortgage-backed -Government- Sponsored Enterprise (GSE)-residential	2,566,762	14,222	10,728	2,570,256
Collateralized mortgage obligations-GSE	653,493	6,161	-	659,654

Total available-for-sale securities	$11,728,038	$29,665	$43,965	$11,713,738

The amortized cost and fair value of investment securities at June 30, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
	Amortized	Fair
	Cost	Value
	(Unaudited)

Within one year	$400,000	$401,592
After one through five years	6,582,284	6,602,809
	6,982,284	7,004,401
Mortgage-backed - GSE residential	2,147,330	2,179,393
Collateralized mortgage obligations-GSE	502,222	508,406

	$9,631,836	$9,692,200

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $222,297 at June 30, 2016 (unaudited) and $246,401 at December 31, 2015.

For the six month period ended June 30, 2016 and June 30, 2015, there were no sales of securities available-for-sale.

Certain investments in debt securities have fair values at an amount less than their historical cost. Total fair value of these investments at June 30, 2016 (unaudited) and December 31, 2015 was $1,000,625 and $6,612,243, which is approximately 10% and 56%, respectively, of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates since the securities were purchased.

Management believes the declines in fair value for these investment securities are temporary.

Should the impairment of any of these investment securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Investment securities with unrealized losses were as follows:

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$-	$-	$998,987	$141	$998,987	$141
State and political subdivisions	-	-	-	-	-	-
Mortgage-backed -GSE residential	1,638	48	-	-	1,638	48

	$1,638	$48	$998,987	$141	$1,000,625	$189

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
U.S. Government and federal agency	$3,524,074	$19,656	$990,379	$8,566	$4,514,453	$28,222
State and political subdivisions	-	-	494,985	5,015	494,985	5,015
Mortgage-backed -GSE residential	1,602,805	10,728	-	-	1,602,805	10,728

	$5,126,879	$30,384	$1,485,364	$13,581	$6,612,243	$43,965

The unrealized losses on the Company’s investments in direct obligations of U.S. Government and federal agencies, state and political subdivisions and mortgage-backed GSE residential securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016, and December 31, 2015.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past-due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. There were no changes in the Company’s nonaccrual policy during the three and six month-end periods ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited).

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

Categories of loans receivable include:

	June 30,	December 31,
	2016	2015
	(Unaudited)
Real estate loans:
Residential 1-4 family	$47,344,409	$45,402,431
Commercial real estate	37,329,398	32,374,013
Construction and land	4,996,714	1,975,842
Total real estate	89,670,521	79,752,286
Commercial and industrial	9,328,366	8,147,480
Warehouse line	12,497,243	10,000,000
Consumer loans:
Home equity loans and lines of credit	7,867,282	9,003,016
Other consumer loans	1,096,814	1,101,856
Total consumer	8,964,096	10,104,872
Gross loans	120,460,226	108,004,638
Net deferred loan fees	(24,438)	(26,191)
Allowance for loan losses	1,140,416	1,075,374
Net loans	$119,344,248	$106,955,455

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

The following presents by portfolio segment, the activity in the allowance for loan losses:

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
Three Months Ended June 30, 2016:
Balance, beginning of period	$300,454	$606,282	$26,157	$54,632	$86,790	$1,074,315
Provision (credit) for loan losses	38,111	36,073	8,116	10,964	(30,264)	63,000
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	870	2,231	-	-	-	3,101

Balance, end of period	$339,435	$644,586	$34,273	$65,596	$56,526	$1,140,416

Six Months Ended June 30, 2016:
Balance, beginning of period	$337,230	$504,023	$69,337	$60,787	$103,997	$1,075,374
Provision (credit) for loan losses	2,793	137,933	(35,064)	4,809	(47,471)	63,000
Loans charged to the allowance	(2,020)	-	-	-	-	(2,020)
Recoveries of loans previously charged off	1,432	2,630	-	-	-	4,062

Balance, end of period	$339,435	$644,586	$34,273	$65,596	$56,526	$1,140,416

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
Three Months Ended June 30, 2015:
Balance, beginning of period	$207,083	$520,099	$226,716	$28,812	$88,377	$1,071,087
Provision (credit) for loan losses	(14,707)	15,110	2,868	26,176	(14,447)	15,000
Loans charged to the allowance	-	(56,651)	-	-	(18,657)	(75,308)
Recoveries of loans previously charged off	12,700	599	-	-	-	13,299

Balance, end of period	$205,076	$479,157	$229,584	$54,988	$55,273	$1,024,078

Six Months Ended June 30, 2015:
Balance, beginning of period	$222,618	$503,621	$248,388	$-	$100,724	$1,075,351
Provision (credit) for loan losses	(30,242)	35,852	(18,804)	54,988	(26,794)	15,000
Loans charged to the allowance	-	(62,015)	-	-	(18,657)	(80,672)
Recoveries of loans previously charged off	12,700	1,699	-	-	-	14,399

Balance, end of period	$205,076	$479,157	$229,584	$54,988	$55,273	$1,024,078

The following presents the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2016 and December 31, 2015:

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
At June 30, 2016:
Allowance:
Balance, end of period	$339,435	$644,586	$34,273	$65,596	$56,526	$1,140,416
Ending balance: individually evaluated for impairment	$9,555	$244	$-	$-	$416	$10,215
Ending balance: collectively evaluated for impairment	$329,880	$644,342	$34,273	$65,596	$56,110	$1,130,201
Loans:
Ending balance	$47,344,409	$42,326,112	$9,328,366	$12,497,243	$8,964,096	$120,460,226
Ending balance individually evaluated for impairment	$1,337,628	$283,855	$-	$-	$145,758	$1,767,241
Ending balance collectively evaluated for impairment	$46,006,781	$42,042,257	$9,328,366	$12,497,243	$8,818,338	$118,692,985

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
At December 31, 2015:
Allowance:
Balance, end of period	$337,230	$504,023	$69,337	$60,787	$103,997	$1,075,374
Ending balance: individually evaluated for impairment	$13,969	$302	$-	$-	$372	$14,643
Ending balance: collectively evaluated for impairment	$323,261	$503,721	$69,337	$60,787	$103,625	$1,060,731
Loans:
Ending balance	$45,402,431	$34,349,855	$8,147,480	$10,000,000	$10,104,872	$108,004,638
Ending balance individually evaluated for impairment	$2,051,278	$315,658	$-	$-	$122,809	$2,489,745
Ending balance collectively evaluated for impairment	$43,351,153	$34,034,197	$8,147,480	$10,000,000	$9,982,063	$105,514,893

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2016:

	Residential	Commercial	Construction	Commercial	Warehouse		Other
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Consumer	Total
	(Unaudited)

Pass (1-5)	$46,788,016	$35,578,510	$4,988,156	$9,328,366	$12,497,243	$7,797,889	$1,096,814	$118,074,994
Special Mention (6)	-	-	-	-	-	-	-	-
Substandard (7)	556,393	1,750,888	8,558	-	-	69,393	-	2,385,232
Doubtful (8)	-	-	-	-	-	-	-	-
Loss (9)	-	-	-	-	-	-	-	-

Total	$47,344,409	$37,329,398	$4,996,714	$9,328,366	$12,497,243	$7,867,282	$1,096,814	$120,460,226

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2015:

	Residential	Commercial	Construction	Commercial	Warehouse		Other
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Consumer	Total

Pass (1-5)	$44,838,588	$30,037,894	$1,966,182	$8,147,480	$10,000,000	$9,003,016	$1,101,856	$105,095,016
Special Mention (6)	-	1,553,936	-	-	-	-	-	1,553,936
Substandard (7)	563,843	782,183	9,660	-	-	-	-	1,355,686
Doubtful (8)	-	-	-	-	-	-	-	-
Loss (9)	-	-	-	-	-	-	-	-

Total	$45,402,431	$32,374,013	$1,975,842	$8,147,480	$10,000,000	$9,003,016	$1,101,856	$108,004,638

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2016:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg
	(Unaudited)

Residential 1-4 family	$558,879	$747,043	$421,595	$1,727,517	$45,616,892	$47,344,409	$3,463
Commercial real estate	-	-	9,715	9,715	37,319,683	37,329,398	-
Construction and land	-	22,622	8,558	31,180	4,965,534	4,996,714	-
Commercial and industrial	-	-	-	-	9,328,366	9,328,366	-
Warehouse Line	-	-	-	-	12,497,243	12,497,243	-
Home equity	101,354	17,892	37,034	156,280	7,711,002	7,867,282	-
Other consumer	1,123	-	-	1,123	1,095,691	1,096,814	-

	$661,356	$787,557	$476,902	$1,925,815	$118,534,411	$120,460,226	$3,463

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2015:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg
	(Unaudited)

Residential 1-4 family	$1,124,518	$312,454	$555,497	$1,992,469	$43,409,962	$45,402,431	$-
Commercial real estate	9,715	-	-	9,715	32,364,298	32,374,013	-
Construction and land	-	23,118	9,660	32,778	1,943,064	1,975,842	-
Commercial and industrial	99,541	-	-	99,541	8,047,939	8,147,480	-
Warehouse Line	-	-	-	-	10,000,000	10,000,000	-
Home equity	72,128	10,288	8,309	90,725	8,912,291	9,003,016	-
Other consumer	-	2,852	-	2,852	1,099,004	1,101,856	-

	$1,305,902	$348,712	$573,466	$2,228,080	$105,776,558	$108,004,638	$-

The following table presents the Company’s nonaccrual loans at June 30, 2016 and December 31, 2015. This table excludes performing troubled debt restructurings.

	June 30,	December 31,
	2016	2015
	(Unaudited)

Residential 1-4 family	$556,393	$1,233,905
Commercial real estate	9,715	9,715
Construction and land	8,558	32,777
Commercial and industrial	-	-
Warehouse Line	-	-
Home equity	69,393	43,712
Other consumer	-	-

	$644,059	$1,320,109

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

The following table presents impaired loans and specific valuation allowance based on class level at June 30, 2016:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)
Impaired loans without a specific allowance:
Recorded investment	$583,589	$265,582	$-	$-	$-	$76,366	$925,537
Unpaid principal balance	658,132	265,582	-	-	-	76,366	1,000,080

Impaired loans with a specific allowance:
Recorded investment	754,039	9,715	8,558	-	-	69,392	841,704
Unpaid principal balance	772,345	11,111	9,116	-	-	73,311	865,883
Specific allowance	9,555	151	93	-	-	416	10,215

Total impaired loans:
Recorded investment	1,337,628	275,297	8,558	-	-	145,758	1,767,241
Unpaid principal balance	1,430,477	276,693	9,116	-	-	149,677	1,865,963
Specific allowance	9,555	151	93	-	-	416	10,215

The following table presents average impaired loans based on class level for the three and six months ended June 30, 2016 and 2015:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)

Average recorded investment in impaired loans for the three months ended June 30, 2016	$1,181,373	$279,089	$8,558	$-	$-	$120,780	$1,589,800
Average recorded investment in impaired loans for the three months ended June 30, 2015	1,885,667	291,218	121,337	-	-	131,217	$2,429,439

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)

Average recorded investment in impaired loans for the six months ended June 30, 2016	1,208,530	275,297	8,558	-	-	116,333	$1,608,718
Average recorded investment in impaired loans for the six months ended June 30, 2015	2,007,269	293,591	137,998	-	-	138,206	2,577,064

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2015:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total

Impaired loans without a specific allowance:
Recorded investment	$848,467	$273,166	$-	$-	$-	$79,097	$1,200,730
Unpaid principal balance	921,718	273,166	-	-	-	79,097	1,273,981

Impaired loans with a specific allowance:
Recorded investment	1,202,811	9,715	32,777	-	-	43,712	1,289,015
Unpaid principal balance	1,259,063	11,111	36,696	-	-	45,687	1,352,557
Specific allowance	13,969	129	173	-	-	372	14,643

Total impaired loans:
Recorded investment	2,051,278	282,881	32,777	-	-	122,809	2,489,745
Unpaid principal balance	2,180,781	284,277	36,696	-	-	124,784	2,626,538
Specific allowance	13,969	129	173	-	-	372	14,643

Interest income of $22,195, $11,225, $10,824, $21,520 and $41,740 was recognized on impaired loans for the three and six months ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited) and for year-end December 31, 2015, respectively.

At June 30, 2016, the Company had several loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. Total troubled debt restructured loan balance on ten loans was $1.2 million for the six months ended June 30, 2016 (unaudited).

There were no new troubled debt restructurings for the three or six months ended June 30, 2016 and 2015.

There was no troubled debt restructured loans modified in the past 12 months that subsequently defaulted.

At June 30, 2016, the Company had four residential real estate loans as foreclosed property totaling $83,000. Also, at June 30, 2016, there were no consumer mortgage loans in the process of foreclosure according to local requirements of the applicable jurisdictions.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 (unaudited) and for the year end December 31, 2015:

	June 30, 2016
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$4,939,118	$-	$4,939,118	$-
State and political subdivisions	2,065,283	-	2,065,283	-
Mortgage-backed - GSE residential	2,179,393	-	2,179,393	-
Collateralized mortgage obligations-GSE	508,406	-	508,406	-
Mortgage servicing rights	67,766	-	-	67,766

	December 31, 2015
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$5,924,942	$-	$5,924,942	$-
State and political subdivisions	2,558,886	-	2,558,886	-
Mortgage-backed - GSE residential	2,570,256	-	2,570,256	-
Collateralized mortgage obligations-GSE	659,654	-	659,654	-
Mortgage servicing rights	83,176	-	-	83,176

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2016 (unaudited) and the year ended December 31, 2015. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described on the following page.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy including U.S. Government and federal agency, state and political subdivisions, mortgage-backed securities GSE, and collateralized mortgage debt obligations GSE. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company has no securities classified as Level 3.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)

Balance, beginning of period	$75,530	$108,754	$83,176	$114,193
Total changes in fair value included in earnings	(7,764)	(8,584)	(15,410)	(14,023)

Balance, end of period	$67,766	$100,170	$67,766	$100,170

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 (unaudited) and December 31, 2015:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2016 (Unaudited)

Collateral-dependent impaired loans, Net of ALLL	$246,488	-	-	246,488

December 31, 2015

Other real estate owned	$202,100	$-	$-	$202,100
Collateral-dependent impaired loans, Net of ALLL	1,274,372	-	-	1,274,372

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At June 30, 2016 (Unaudited):

Collateral-dependent	$246,488	Market comparable	Marketability
impaired loans		properties	discount	10% - 15% (12%)

Mortgage servicing rights	67,766	Discounted	Constant
		cash flow	prepayment rate	9.8%-19% (18.0%)
Probability
			of default	1% - 8% (2.3%)
			Discount rate	5.8% - 15% (10.4%)

At December 31, 2015

Other real estate owned	$202,100	Market comparable	Comparability
		properties	adjustment (%)	Not available

Collateral-dependent		Market comparable	Marketability
impaired loans	1,274,372	properties	discount	10% - 15% (11.4%)

Mortgage servicing rights	83,176	Discounted	Constant
		cash flow	prepayment rate	8.8% - 16% (11.9%)
Probability
			of default	1% - 8% (1.6%)
			Discount rate	5.6% - 12.0% (10.4%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
At June 30, 2016:
Financial assets:
Cash and cash equivalents	$9,003,194	$9,003,194	$-	$-
FHLB Stock	686,200	-	686,200	-
Loans held for sale	239,000	-	239,000
Loans, net of alloance for loan losses	119,344,248	-	-	120,177,000
Accrued interest receivable	325,424	-	325,424	-
Mortgage servicing rights	314,561	-	-	562,030

Financial liabilities:
Deposits	116,386,737	14,493,239	102,119,498	-
FHLB advances	13,000,000	-	13,061,000	-
Accrued interest payable	45,732	-	45,732	-

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
At December 31, 2015:
Financial assets:
Cash and cash equivalents	$10,906,893	$10,906,893	$-	$-
FHLB Stock	686,200	-	686,200	-
Loans, net of allowance for loan losses	106,955,455	-	-	107,347,000
Accrued interest receivable	314,174	-	314,174	-
Mortgage servicing rights	325,539	-	-	612,290

Financial liabilities:
Deposits	113,330,856	13,940,853	99,414,003	-
Federal Home Loan Bank advances	8,000,000	-	8,063,000	-
Accrued interest payable	6,137	-	6,137	-

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

Note 7: Accounting Developments

Financial Accounting Standards Board (“FASB”)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The provisions of ASU 2016-02 was issued to increase transparency and comparability among entities by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and disclosing key information about leasing arrangements. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting.” The provisions of ASU 2016-09 simplify several aspects for share-based payment transactions, including income tax consequences, forfeitures, statutory tax withholding requirements and classifications of the income tax effects of certain share-based payment transactions in the statement of cash flows. ASU 2016-09 eliminates equity treatment for tax benefits or deficiencies that result from differences between compensation costs recognized for GAAP purposes and the related tax deduction and require such differences be recognized as income tax expense. Since excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method will exclude the amount of excess tax benefits when calculating earnings per share. Under ASU 2016-09, forfeitures can be estimated and considered in the accrual of compensation expense, as in current practice, or accounted for as they occur. In addition, for awards to qualify as equity instruments the employer must have a statutory obligation to withhold taxes on the employee’s behalf and the withholdings cannot exceed the maximum statutory tax rates in the applicable jurisdictions. Excess tax benefits are now classified as operating activities and cash paid by an employer when directly withholding shares for tax-withholding purposes is classified as a financing activity. Since the Company qualifies as an emerging growth company, ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326).” The provisions of ASU 2016-13 was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable initial recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. Since the Company qualifies as an emerging growth company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

Note 8: Earnings (Loss) Per Share

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
	(Unaudited)	(Unaudited)

Net Income (loss)	$39,963	$(19,706)

Shares outstanding for basic EPS:

Average shares outstanding	667,898	667,898
Less: Average unearned ESOP shares	48,439	48,706
	619,459	619,192
Additional dilutive shares	-	-

Shares outstanding for basic and diluted EPS	619,459	619,192

Basic and diluted earnings (loss) per share	$0.06	$(0.03)

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
	(Unaudited)	(Unaudited)

Net Income	$11,874	$42,149

Shares outstanding for basic EPS:

Average shares outstanding	667,898	667,898
Less: Average unearned ESOP shares	50,576	50,841
	617,322	617,057
Additional dilutive shares	-	-

Shares outstanding for basic and diluted EPS	617,322	617,057

Basic and diluted earnings per share	$0.02	$0.07

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months and six months ended June 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

Forward Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and our company. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward looking-statements, whether as a result of new information, future events (whether anticipated or unanticipated), or other

Future Factors include, among others, changes in interest rates and interest rates relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; our ability to manage expenses; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2015. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Edgewater Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total Assets. Total assets increased by $8.4 million, or 6.2%, to $143.8 million at June 30, 2016 from $135.4 million at December 31, 2015. The increase was primarily the result of increases in loans and loans held for sale loans of $12.4 million and $239,000, respectively. This is partially offset by decreases in available-for-sale securities and cash and cash equivalents of $2.0 million and $1.9 million, respectively.

Net Loans. Net loans increased by $12.4 million, or 11.6%, to $119.3 million at June 30, 2016 from $107.0 million at December 31, 2015. During the six months ended June 30, 2016, one-to-four family residential real estate loans increased $1.9 million, or 4.3%, to $47.3 million at June 30, 2016 from $45.4 million at December 31, 2015; commercial real estate loans increased $5.0 million or

15.3%, to $37.3 million from $32.4 million; construction and land loans increased $3.0 million, or 152.9%, to $5.0 million from $2.0 million; commercial and industrial loans increased $1.2 million, or 14.5%, to $9.3 million from $8.1 million; warehouse line increased $2.5 million or 25.0% to $12.5 million from $10.0 million at June 30, 2016 and December 31, 2015 and consumer loans, including home equity loans and lines of credit, decreased $1.1 million, or 11.3%, to $9.0 million from $10.1 million. The increase in residential 1-4 family loans is the result of new customer relationships established with second homes being purchased. The increase in commercial real estate is the result of new customer relationships being established. The increase in construction and land is due to market demand for residential home construction and commercial real estate construction. The decreases in the remaining loan classes reflect repayments in excess of originations, and loan sales of refinanced loans.

Investment Securities. Investment securities available for sale decreased $2.0, or 17.3%, to $9.7 million at June 30, 2016 from $11.7 million at December 31, 2015. Mortgage-backed securities including collateralized mortgage obligations, decreased $542,000, or 16.8%, to $2.7 million at June 30, 2016 from $3.2 million at December 31, 2015, and states and political subdivision securities decreased $494,000, or 19.3%, to $2.1 million at June 30, 2016 from $2.6 million at December 31, 2015. U.S. government and federal agency securities decreased $986,000, or 16.6%, to $4.9 million at June 30, 2016 from $6.0 million at December 31, 2015. There were three securities purchased for $2.0 million and three securities called for $1.5 million during the six months ended June 30, 2016. Net unrealized gains on securities recognized in accumulated other comprehensive income (loss) increased by $75,000 to an unrealized gain of $60,000 at June 30, 2016 compared to an unrealized loss of $14,300 at December 31, 2015. At June 30, 2016, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, state and political subdivision securities, and U.S. government and agency securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Real Estate Owned and Other Repossessed Assets. Real estate owned and held for sale decreased $35,000, or 13.4% to $227,100 at June 30, 2016 from $262,100 at December 31, 2015. The Company sold $35,000 of foreclosed properties. There were no foreclosed non-performing loans, no recorded valuation adjustments and $16,500 in net loss on sales during the six months ended June 30, 2016. At June 30, 2016, real estate owned included two commercial real estate properties, the largest has a carrying value of $202,100.

Deposits. Deposits increased by $3.1 million, or 2.7%, to $116.4 million at June 30, 2016 from $113.3 million at December 31, 2015. Interest-bearing deposits increased $2.5 million 2.5% to $101.9 million at June 30, 2016 from $99.4 million at December 31, 2015. Noninterest bearing increased $552,000 or 4.0% to $14.5 million at June 30, 2016 from $13.9 million at December 31, 2015.

Federal Home Loan Bank Advances and Other Liabilities. Federal Home Loan Bank advances increased $5.0 million, or 62.5% to $13.0 million at June 30, 2016 from $8.0 million at December 31, 2015. Other liabilities, which include, interest and accounts payable, customer escrow balances, and accruals for items such as employee pension and medical plans, increased $294,000 or 43.7%, to $966,000 at June 30, 2016 from $672,000 at December 31, 2015.

Total Equity. Total equity increased $55,000 or 0.4%, to $13.4 million at June 30, 2016. Retained earnings decreased $20,000 due to the net loss at June 30, 2016, as well as an increase of $75,000 in accumulated other comprehensive income (loss) due to unrecognized gains on investment securities.

Delinquencies, Classified Assets and Non-Performing Assets

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2016 (unaudited)
Real estate loans:
One- to four-family residential	9	$559	10	$747	8	$422	27	$1,728
Commercial real estate	-	-	-	-	1	10	1	10
Construction and land	-	-	1	23	1	8	2	31
Total real estate	9	559	11	770	10	440	30	1,769
Commercial and industrial	-	-	-	-	-	-	-	-
Warehouse Line	-	-	-	-	-	-	-	-
Consumer loans:	-	-	-	-	-	-	-	-
Home equity loans and lines of credit	2	101	1	18	2	37	5	156
Other consumer	1	1	-	-	-	-	1	1
Total consumer	3	102	1	18	2	37	6	157
Total loans	12	$661	12	$788	12	$477	36	$1,926

At December 31, 2015
Real estate loans:
One- to four-family residential	14	$1,125	4	$312	10	$555	28	$1,992
Commercial real estate	1	10	-	-	-	-	1	10
Construction and land	-	-	1	23	2	10	3	33
Total real estate	15	1,135	5	335	12	565	32	2,035
Commercial and industrial	1	99	-	-	-	-	1	99
Consumer loans:	-	-	-	-	-	-	-	-
Home equity loans and lines of credit
Other consumer	3	72	3	10	1	8	7	90
Total consumer	-	-	1	3	-	-	1	3
Total loans	3	72	4	13	1	8	8	93
	19	$1,306	9	$348	13	$573	41	$2,227

The decrease in delinquent loans at June 30, 2016 compared to December 31, 2015 was primarily attributable to loans that were paid off or brought to a current status.

Classified Assets. The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at June 30, 2016 and December 31, 2015 include approximately $647,000 and $1.3 million of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $3,000 and $15,000 at June 30, 2016 and December 31, 2015, respectively.

	At June 30,	At December 31,
	2016	2015
	(Dollars in thousands)
	(Unaudited)
Classifed assets:
Substandard loans (1)	$2,385	$1,356
Doubtful loans	-	-
Loss loans	-	-
Real estate owned and other		-
Real estate owned and other repossessed assets	227	262
Total classified assets	$2,612	$1,618

(1)	Includes non-accruing loans that are more than 90 days past due.

The increase in classified assets to $2.6 million at June 30, 2016 from $1.6 million at December 31, 2015 was primarily due to the enhanced review of a larger commercial real estate relationship that resulted in being changed to a classified status and moved to nonperforming assets. The largest component of classified loans is commercial real estate loans which totaled $1.8 million, or 73.4% of our total classified loans, at June 30, 2016. Our largest classified loan relationship, was a commercial real estate relationship totaling $977,000 at June 30, 2016.

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
	(Dollars in thousands)
	(Unaudited)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$556	$1,234
Commercial real estate	10	9
Construction and land	9	33
Total real estate	575	1,276
Commercial and industrial	-	-
Warehouse line	-	-
Consumer loans:
Home equity loans and lines of credit	69	44
Other consumer	-	-
Total consumer	69	44
Total loans	644	1,320

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	3	-
Commercial real estate	-	-
Construction and land	-	-
Total real estate	3	-
Commercial and industrial	-	-
Warehouse line	-	-
Consumer loans:
Home equity loans and lines of credit	-	-
Other consumer	-	-
Total consumer	-	-
Total loans	3	-

Total non-performing loans	647	1,320

Real estate owned and other repossessed assets:
Real estate loans:
One- to four-family residential	-	-
Commercial real estate	202	202
Construction and land	25	60
Total real estate	227	262
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	-	-
Other consumer	-	-
Total consumer	-	-
Total real estate owned before loans in redemption	227	262
Loans in redemption (1)	-	-
Total real estate owned and other repossessed assets	227	262

Total non-performing assets	$874	$1,582

(table continues on following page)

	At June 30,	At December 31,
	2016	2015
	(Dollars in thousands)
	(Unaudited)
Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$829	$957
Commercial real estate	266	273
Construction and land	-	-
Total real estate	1,095	1,230
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	79	79
Other consumer	-	-
Total consumer	79	79
Total loans	$1,174	$1,309

Total non-performing loans and troubled debt restructurings	$1,821	$2,629

Ratios:
Non-performing loans to total loans	0.54%	1.22%
Non-performing assets to total assets	0.61%	1.17%
Non-performing assets and troubled debt restructurings to total assets	1.27%	1.94%

(1) Represents real estate that is subject to the redemption period under Michigan law.

Non-performing assets decreased to $874,000, or 0.61% of total assets, at June 30, 2016 from $1.6 million, or 1.17% of total assets, at December 31, 2015. Nonperforming one-to-four family real estate loans decreased $678,000 to $556,000. Total non-performing loans to total assets decreased 68 basis points to 0.54% at June 30, 2016 from 1.22% at December 31, 2015. Construction and land nonperforming loans decreased $24,000 to $9,000 on June 30, 2016 from $33,000 at December 31, 2015. Our largest non-performing loan relationship was a one-to-four family residential mortgage relationship totaling $161,000 at June 30, 2016.

Other Loans of Concern. At June 30, 2016, there were no loans designated by management as “special mention,” that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General. Net income for the three months ended June 30, 2016 was $40,000, compared to net income of $12,000 for the three months ended June 30, 2015, an increase of $28,000. The increase in earnings was primarily due to increases in net interest income offset by decreases in other non-interest income, and increases in noninterest expense in salaries and benefits and FDIC insurance premiums. The decrease in non-interest income is a result service charges on deposits and other noninterest income declining $9,000.

Interest Income. Interest income increased $122,000, or 10.4%, to $1.3 million for the three months ended June 30, 2016 from $1.2 million for the three months ended June 30, 2015. This increase was primarily attributable to a $122,000 increase in interest and fee income on loans receivable. The increase was due to volume increase in new loans. The average balance of loans during the three months ended June 30, 2016 increased $9.0 million to $111.7 million compared to $102.7 million for the three months ended June 30, 2015, and the average yield on loans increased by 8 basis points to 4.49% for the three months ended June 30, 2016 from 4.41% for the three months ended June 30, 2015. The average balance of investment securities decreased $764,000 to $11.4 million for the three months ended June 30, 2016 from $12.1 million for the three months ended June 30, 2015, while the average yield on investment securities increased by 2 basis point to 1.38% for the three months ended June 30, 2016 from 1.36% for the three months ended June 30, 2015, resulting in income on securities decreasing only $2,000.

Interest Expense. Total interest expense increased $22,000, or 17.8%, to $153,000 for the three months ended June 30, 2016 from $131,000 for the three months ended June 30, 2015. Interest expense on deposit accounts increased $25,000, or 25.3%, to $124,000 for the three months ended June 30, 2016 from $99,000 for the three months ended June 30, 2015. An increase of 4 basis points in the average cost of interest-bearing deposits to 0.49% for the three months ended June 30, 2016 from 0.45% for the three months ended June 30, 2015, and there was an increase of $13.3 million, or 15.3%, in the average balance of deposits to $100.7 million for the three months ended June 30, 2016 from $87.3 million for the three months ended June 30, 2015. The increase in deposits is in demand deposit of $13.5 million and money market accounts by $856,000 for the three months ended June 30, 2016. This was offset partially by a decline of $1.0 million in certificates of deposit for three months ended June 30, 2016.

Interest expense on FHLB-Indianapolis advances decreased $3,000 to $29,000 for the three months ended June 30, 2016 from $32,000 for the three months ended June 30, 2015. The average balance of advances decreased by $4.7 million to $9.4 million for the three months ended June 30, 2016 from $14.1 million for the three months ended June 30, 2015. The average cost on the advances increased 33 basis points to 1.24% for the three months ended June 30, 2016 from .91% for the three months ended June 30, 2015.

Net Interest Income. Net interest income increased $100,000, or 9.5%, to $1.1 million for the three months ended June 30, 2016 from $1.0 million for the three months ended June 30, 2015. The interest rate spread increased to 3.42% for the three months ended June 30, 2016 from 3.36% for the three months ended June 30, 2015, and increased the net interest margin to 3.51% for the three months ended June 30, 2016 from 3.45% for the three months ended June 30, 2015. The increase in our interest rate spread and net interest margin reflected was a result of the increase in interest earning assets over interest earning liabilities of $703,000 for the three months ended June 30, 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $63,000 for the three months ended June 30, 2016 and $15,000 for the three months ended June 30, 2015. The allowance for loan losses was $1.1 million, or 0.95% of total loans, at June 30, 2016, compared to $1.1 million, or 1.00% of total loans, at June 30, 2015. Total nonperforming loans were $647,000 at June 30, 2016, compared to $1.6 million at June 30, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 176.3% at June 30, 2016 compared to 81.5% at June 30, 2015. At June 30, 2016, $32,000 of the $647,000 in nonperforming loans were contractually current, compared to $584,000 of $1.6 million at June 30, 2015.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2016 and June 30, 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $3,000, or 1.38%, to $227,000 for the three months ended June 30, 2016 from $230,000 for the three months ended June 30, 2015. The decrease was due to a decreases of $2,000 service charges on deposits and $7,000 in other noninterest income. The other non-interest income category decreased by $7,000 because other real estate property rent being collected has been discontinued since the property was sold. This was partially offset by an increase in mortgage banking activities of $6,000, which includes gains on sale of loans and changes in the value of mortgage servicing rights. Gains on sale of loans increased as originations, particularly on new home purchases and refinanced homes, increasing during the period.

Non-Interest Expense. Non-interest expense increased $20,000, or 1.6%, to $1.3 million for the three months ended June 30, 2016 from $1.3 million for the three months ended June 30, 2015. The increase primarily reflected an increase of $15,000 in salaries and benefits and $7,000 in FDIC insurance premiums increasing due to deposit and asset growth. At this time, we do not expect any reductions in non-interest expenses related to our participation in the defined benefit plan because of the continued participation in the plan.

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

	For the Three Months Ended June 30,
	2016			2015
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$111,711	$1,250	4.49%	$102,664	$1,128	4.41%
Investment securities	11,372	39	1.38	12,136	41	1.36
Other interest-earning assets (2)	8,327	14	0.67	7,313	12	0.66
Total interst-earning assets	131,410	1,303	3.98	122,113	1,181	3.88
Noninterest-earning assets	7,784			7,063
Allowance for loan losses	(1,088)			(1,060)
Total assets	$138,106			$128,116

Interest-earning liabilities:
Demand deposits	$38,082	42	0.44%	$24,544	22	0.36%
Money market accounts	21,231	15	0.28	20,375	15	0.30
Savings accounts	14,355	6	0.17	14,386	7	0.32
Certificates of deposit	26,990	61	0.91	28,026	55	0.79
Total deposits	100,658	124	0.49	87,331	99	0.45

FHLB-Indianapolis advances	9,407	29	1.24	14,140	32	0.91
Total interest-bearing liabilities	110,065	153	0.56	101,471	131	0.52

Noninterest-bearing demand deposits	14,694			13,682
Other noninterest-bearing liabilities	923			885
Total liabilities	125,682			116,038
Equity	12,424			12,078
Total liabilities and equity	$138,106			$128,116

Net interest income		$1,150			$1,050
Net interest spread (3)			3.42%			3.36%
Net interest-earning assets (4)	$21,345			$20,642
Net interest margin (5)			3.51%			3.45%
Average interest-earning assets to interest-bearing liabilities			119.39%			120.34%

(1)	Yield and rates are annualized.
(2)	Consists of stock in the FHLB-Indianapolis and interest bearing deposits in other banks.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General. Net loss for the six months ended June 30, 2016 was $20,000, compared to net income of $42,000 for the six months ended June 30, 2015, a decrease of $62,000. The decrease in earnings was primarily due to increases in net interest income offset by increases in the provision for loan losses decreases in other non-interest income, and increases in noninterest expense in salaries and benefits and loss on sale of other real estate.

Interest Income. Interest income increased $176,000, or 7.5%, to $2.5 million for the six months ended June 30, 2016 from $2.4 million for the six months ended June 30, 2015. This increase was primarily attributable to a $178,000 increase in interest and fee income on loans receivable. The increase was due to volume increase in new loans. The average balance of loans during the six months ended June 30, 2016 increased $12.2 million to $109.4 million compared to $97.2 million for the six months ended June 30, 2015, and the average yield on loans decreased by 22 basis points to 4.43% for the six months ended June 30, 2016 from 4.65% for the six months ended June 30, 2015. The yield declined because $119,000 of interest was collected on a nonaccrual loan paid off during the first quarter ending March 31, 2015. The average balance of investment securities decreased $909,000 to $11.5 million for the six months ended June 30, 2016 from $12.4 million for the six months ended June 30, 2015, while the average yield on investment securities increased by 7 basis point to 1.43% for the six months ended June 30, 2016 from 1.36% for the six months ended June 30, 2015, resulting in income on securities decreasing only $3,000.

Interest Expense. Total interest expense increased $47,000, or 18.0%, to $303,000 for the six months ended June 30, 2016 from $256,000 for the six months ended June 30, 2015. Interest expense on deposit accounts increased $53,000, or 27.0%, to $250,000 for the six months ended June 30, 2016 from $197,000 for the six months ended June 30, 2015. An increase of 5 basis points in the average cost of interest-bearing deposits to 0.50% for the six months ended June 30, 2015 from 0.45% for the six months ended June 30, 2015, and there was an increase of $12.8 million, or 14.7%, in the average balance of deposits to $100.2 million for the six months ended June 30, 2016 from $87.4 million for the six months ended June 30, 2015. The increase in deposits is in demand deposit of $12.7 million and money market accounts by $393,000 for the six months ended June 30, 2016. This was offset partially by decline of $159,000 in savings accounts and $79,000 in certificates of deposit for six months ended June 30, 2016.

Interest expense on FHLB-Indianapolis advances decreased $6,000 to $53,000 for the six months ended June 30, 2016 from $59,000 for the six months ended June 30, 2015. The average balance of advances decreased by $3.8 million to $8.0 million for the six months ended June 30, 2016 from $11.8 million for the six months ended June 30, 2015. The average cost on the advances increased 31 basis points to 1.33% for the six months ended June 30, 2016 from 1.02% for the six months ended June 30, 2015 because shorter term advances paid off that had lower yields.

Net Interest Income. Net interest income increased $130,000, or 6.2%, to $2.2 million for the six months ended June 30, 2016 from $2.1 million for the six months ended June 30, 2015. The interest rate spread decreased to 3.35% for the six months ended June 30, 2016 from 3.45% for the six months ended June 30, 2015, and decreased the net interest margin to 3.44% for the six months ended June 30, 2016 from 3.54% for the six months ended June 30, 2015. The decrease in our interest rate spread and net interest margin reflected was offset by an increase in our interest earning assets over interest earning liabilities of $1.3 million for the six months ended June 30, 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $63,000 for the six ended June 30, 2016 and $15,000 for the six months ended June 30, 2015. See “Comparison of Operating Results for Three Months ended June 30, 2016 and 2015”. “Provision for Loan Losses” for additional information as the reasons for changes are comparable.

Non-Interest Income. Non-interest income decreased $52,000, or 11.3%, to $407,000 for the six months ended June 30, 2016 from $459,000 for the six months ended June 30, 2015. The decrease was due to a decreases of $13,000 service charges on deposits and $21,000 in other noninterest income. The other non-interest income category decreased by $21,000 because other real estate property rent being collected has been discontinued since the property was sold. Mortgage banking activities decreased $18,000, which includes gains on sale of loans and changes in the value of mortgage servicing rights.

Non-Interest Expense. Non-interest expense increased $92,000, or 3.7%, to $2.6 million for the six months ended June 30, 2016 from $2.5 million for the six months ended June 30, 2015. The increase primarily reflected an increase of $64,000 in salaries and benefits and $13,000 in loss on sale of other real estate. At this time, we do not expect any reductions in non-interest expenses related to our participation in the defined benefit plan because of the continued participation in the plan.

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

	For the Six Months Ended June 30,
	2016			2015
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$109,418	$2,418	4.43%	$97,206	$2,239	4.65%
Investment securities	11,461	81	1.43	12,370	84	1.36
Other interest-earning assets (2)	8,935	32	0.71	9,908	31	0.64
Total interst-earning assets	129,814	2,531	3.91	119,484	2,354	3.97
Noninterest-earning assets	7,295			6,730
Allowance for loan losses	(1,080)			(1,066)
Total assets	$136,029			$125,148

Interest-earning liabilities:
Demand deposits	$37,785	86	0.46%	$25,134	46	0.37%
Money market accounts	20,878	30	0.29	20,485	29	0.29
Savings accounts	14,023	12	0.17	14,182	14	0.20
Certificates of deposit	27,500	122	0.89	27,579	108	0.79
Total deposits	100,186	250	0.50	87,380	197	0.45

FHLB-Indianapolis advances	7,967	53	1.33	11,771	59	1.02
Total interest-bearing liabilities	108,153	303	0.56	99,151	256	0.52

Noninterest-bearing demand deposits	14,296			13,064
Other noninterest-bearing liabilities	818			761
Total liabilities	123,267			112,976
Equity	12,762			12,172
Total liabilities and equity	$136,029			$125,148

Net interest income		$2,228			$2,098
Net interest spread (3)			3.35%			3.45%
Net interest-earning assets (4)	$21,661			$20,333
Net interest margin (5)			3.44%			3.54%
Average interest-earning assets to interest-bearing liabilities			120.03%			120.51%

(1)	Yield and rates are annualized.
(2)	Consists of stock in the FHLB-Indianapolis and interest bearing deposits in other banks.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities. We also have the ability to borrow from the FHLB-Indianapolis. At June 30, 2016, we had the capacity to borrow approximately $5.1 million from the FHLB-Indianapolis and an additional $2.0 million on a line of credit with the FHLB-Indianapolis, Great Lakes Banker Bank and United Bankers Bank. At June 30, 2016 and December 31, 2015, we had $13.0 million and $8.0 million, respectively, outstanding in advances from the FHLB-Indianapolis.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $511,000 and ($50,000) for the six months ended June 30, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loan, purchase of securities, proceeds from maturing and callable securities and pay downs of securities was $10.5 million and $16.9 million for the six months ended June 30, 2016 and 2015, respectively. Net cash provided by financing activities was $8.1 million and $11.2 million, which consisted primarily of the activity in deposit accounts, the Federal Home Loan Bank advances, during the six months ended June 30, 2016 and 2015, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2016, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $12.8 million, or 9.25% of adjusted total assets, which is above the required level of $5.5 million, or 4.00%; the common equity tier 1 capital ratio of $12.8 million, or 12.72%, which is above the required level of $4.5 million or 4.5%; the tier 1 capital ratio of $12.8 million or 12.72%, which is above the required level of $6.0 million or 6.0%, and the total capital ratio of $13.9 million, or 13.85% of risk-weighted assets, which is above the required level of $8.0 million, or 8.0%. We opted-out of the accumulated other comprehensive income (AOCI) capital rule that went into effect on January 1, 2015. Implementation of the deductions and other adjustment to Common Equity Tier 1 (CET1) began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer begins on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). At December 31, 2015, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $12.6 million, or 9.42% of adjusted total assets, which is above the required level of $6.7 million, or 5.00%; and total risk-based capital of $13.7 million, or 15.37% of risk-weighted assets, which is above the required level of $8.9 million, or 10.00%. Accordingly, the Bank was categorized as well capitalized at June 30, 2016 and December 31, 2015. Management is

not aware of any conditions or events since the most recent notification that would change our category.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Edgewater Bancorp, Inc.

Date: August 12, 2016	/s/ Richard E. Dyer
Richard E. Dyer
President and Chief Executive Officer

Date: August 12, 2016	/s/ Coleen S. Frens-Rossman
Coleen S. Frens-Rossman Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Edgewater Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (file no. 333-191125), initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
3.2	Bylaws of Edgewater Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (file no. 333-191125), initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
31.1	Certification of Richard E. Dyer, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Richard E. Dyer, President and Chief Executive Officer, and Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.