Form 10-Q
period 2016-09-30
Edgewater Bancorp, Inc.
filed 2016-11-10
CIK 1584770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

YES ☐     NO ☒

As of November 8, 2016, there were issued and outstanding 667,898 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Edgewater Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Financial Statements

Edgewater Bancorp, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$732,184	$877,780
Interest-bearing demand deposits in banks	16,949,696	10,029,113
Cash and cash equivalents	17,681,880	10,906,893

Available-for-sale securities	9,939,859	11,713,738
Loans held for sale	387,800	-
Loans receivable, net of allowance for losses of $1,220,646 and $1,075,374, respectively	120,591,746	106,955,455
Premises and equipment, net	3,394,696	3,606,170
Federal Home Loan Bank (FHLB) stock	686,200	686,200
Other real estate, net	276,167	262,100
Interest receivable	312,808	314,174
Mortgage servicing rights	398,007	408,715
Other assets	374,935	521,943

Total assets	$154,044,098	$135,375,388

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest bearing	$15,026,426	$13,940,853
Interest-bearing	109,537,922	99,390,003
Total deposits	124,564,348	113,330,856

Federal Home Loan Bank advances	15,000,000	8,000,000
Accrued and other liabilities	928,597	672,470
Total liabilities	140,492,945	122,003,326

Commitments and Contingencies

Temporary Equity
ESOP shares subject to mandatory redemption	64,972	46,197

Stockholders' Equity
Preferred Stock-shares authorized 1,000,000-2016 and 5,000,000-2015: none issued or outstanding at $.01 par value	-	-
Common Stock-shares authorized 4,000,000-2016 and 50,000,000-2015: shares issued and outstanding 667,898 at $.01 par value	6,679	6,679
Paid-in-capital	4,683,434	4,683,434
Retained earnings	8,744,409	8,650,052
Accumulated other comprehensive income (loss)	51,659	(14,300)
Total equity	13,486,181	13,325,865

Total liabilities and stockholders' equity	$154,044,098	$135,375,388

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Income

	Three Months September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Interest Income
Loans, including fees	$1,288,426	$1,167,746	$3,706,077	$3,406,986
Debt securities
Taxable	22,601	29,105	86,780	88,970
Tax-exempt	6,799	10,938	24,159	34,785
Federal Home Loan Bank stock	7,251	5,423	21,553	27,185
Other	11,457	3,104	28,816	12,788
Total interest income	1,336,534	1,216,316	3,867,385	3,570,714

Interest Expense
Deposits	125,838	99,503	375,463	296,136
Federal Home Loan Bank advances	36,257	36,505	89,089	95,872
Total interest expense	162,095	136,008	464,552	392,008

Net Interest Income	1,174,439	1,080,308	3,402,833	3,178,706

Provision for Loan Losses	80,000	30,000	143,000	45,000

Net Interest Income After Provision for Loan Losses	1,094,439	1,050,308	3,259,833	3,133,706

Noninterest Income
Service charges, deposits	97,617	95,934	276,095	287,855
Mortgage banking activities	184,766	108,641	371,574	313,034
Other	34,043	32,184	75,878	95,058
Total noninterest income	316,426	236,759	723,547	695,947

Noninterest Expense
Salaries and employee benefits	686,852	657,809	2,058,676	1,965,154
Occupancy and equipment	184,514	205,589	571,680	595,751
Data processing	142,487	138,289	420,172	404,173
Loss on sale of other real estate, net	-	1,167	16,500	5,167
Interchange	30,908	23,107	78,764	71,898
Advertising	17,876	13,825	58,519	47,049
FDIC insurance premiums	25,454	23,305	76,468	77,892
Other real estate	4,460	12,716	10,843	26,059
Professional fees	110,839	117,513	331,218	343,503
Insurance	14,767	14,852	44,167	44,662
Other	78,645	59,419	222,016	186,720
Total noninterest expense	1,296,802	1,267,591	3,889,023	3,768,028

Net Income Before Income Taxes	114,063	19,476	94,357	61,625

Provision for Income Taxes	-	-	-	-

Net Income	$114,063	$19,476	$94,357	$61,625

Basic and Diluted Earnings Per Share	$0.18	$0.03	$0.15	$0.10

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net Income	$114,063	$19,476	$94,357	$61,625

Other Comprehensive Income (Loss)

Net change in unrealized gains (losses) on investment securities available-for-sale	(8,705)	16,893	65,959	53,949

Less: reclassification adjustment for realized gains (losses) included in net income	-	-	-	-

Other comprehensive income (loss) before income tax	(8,705)	16,893	65,959	53,949

Tax expense (benefit), net of deferred tax asset valuation impact of ($2,960), $5,744, $22,426 and $18,343, respectively	-	-	-	-

Comprehensive Income	$105,358	$36,369	$160,316	$115,574

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	Nine Months Ended September 30, 2016
	(Unaudited)
					Accumulated
					Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2016	667,898	$6,679	$4,683,434	$8,650,052	$(14,300)	$13,325,865
Net income	-	-	-	94,357	-	94,357
Other comprehensive income	-	-	-	-	65,959	65,959

Balance at September 30, 2016	667,898	$6,679	$4,683,434	$8,744,409	$51,659	$13,486,181

The accompanying notes are an integral part of these financial statements.

Edgewater Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Operating activities:
Net income	$94,357	$61,625
Items not requiring cash:
Depreciation	307,897	321,774
Provision for loan losses	143,000	45,000
Amortization of premiums on securities	64,056	74,424
Change in fair value of mortgage servicing rights	18,111	22,723
Loss on sale of other real estate	16,500	5,167
ESOP shares earned	18,775	17,192
Amortization of mortgage servicing rights	105,618	89,971
Loans originated for sale	(13,105,029)	(11,134,085)
Proceeds from loans sold	12,837,425	10,742,251
Gain on sale of loans	(233,217)	(192,253)
Gain on sale of premises and equipment	(3,929)	-
Net change in:
Interest receivable and other assets	148,374	1,091
Interest payable and other liabilities	256,127	72,627
Net cash provided by operating activities	668,065	127,507

Investing activities:
Purchases of available-for-sale securities	(2,969,680)	-
Proceeds from calls and maturities of available-for-sale securities	4,745,462	1,660,278
Proceeds from sale of FHLB Stock	-	392,700
Net change in loans	(13,828,358)	(19,689,629)
Proceeds from sale of other real estate	18,500	298,733
Proceeds from sale of premises and equipment	4,500	-
Purchases of premises and equipment	(96,994)	(107,147)
Net cash used in investing activities	(12,126,570)	(17,445,065)

Financing activities:
Net change in deposits	11,233,492	5,275,646
Proceeds from short term Federal Home Loan Bank advances	6,000,000	11,100,000
Proceeds from long term Federal Home Loan Bank advances	5,000,000	-
Repayment of short term Federal Home Loan Bank advances	-	(7,100,000)
Repayment of long term Federal Home Loan Bank advances	(4,000,000)	-
Net cash provided by financing activities	18,233,492	9,275,646

Net Change in Cash and Cash Equivalents	6,774,987	(8,041,912)

Cash and Cash Equivalents, Beginning of Period	10,906,893	13,444,597

Cash and Cash Equivalents, End of Period	$17,681,880	$5,402,685

Additional Cash Flows Information:
Interest paid	$405,929	$338,499
Loans transferred to other real estate	49,067	99,000
Capitalization of mortgage serving rights	113,021	90,766

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

Note 2: Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, certain information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2016, are not necessarily indicative of the results which may be expected for the entire year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company as of December 31, 2015 included in Edgewater Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 3: Principles of Consolidation

The consolidated financial statements include the accounts of the Edgewater Bancorp, Inc. and its wholly owned subsidiary, Edgewater Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4: Securities

The amortized cost and approximate fair values of investment securities are as follows:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$5,415,919	$7,024	$470	$5,422,473
State and political subdivisions	2,053,108	8,647	-	2,061,755
Mortgage-backed-Government Sponsored Enterprise (GSE)-residential	1,988,044	31,592	26	2,019,610
Collateralized mortgage obligations-GSE	431,129	4,892	-	436,021

Total available-for-sale securities	$9,888,200	$52,155	$496	$9,939,859

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. Government and federal agency	$5,952,239	$925	$28,222	$5,924,942
State and political subdivisions	2,555,544	8,357	5,015	2,558,886
Mortgage-backed -Government- Sponsored Enterprise (GSE)-residential	2,566,762	14,222	10,728	2,570,256
Collateralized mortgage obligations-GSE	653,493	6,161	-	659,654

Total available-for-sale securities	$11,728,038	$29,665	$43,965	$11,713,738

The amortized cost and fair value of investment securities at September 30, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
	Amortized	Fair
	Cost	Value
	(Unaudited)

Within one year	$1,283,468	$1,288,572
After one through five years	6,185,559	6,195,656
	7,469,027	7,484,228
Mortgage-backed - GSE residential	1,988,044	2,019,610
Collateralized mortgage obligations-GSE	431,129	436,021

	$9,888,200	$9,939,859

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $205,313 at September 30, 2016 (unaudited) and $246,401 at December 31, 2015.

For the three and nine month period ended September 30, 2016 and September 30, 2015, there were no sales of securities available-for-sale.

Certain investments in debt securities have fair values at an amount less than their historical cost. Total fair value of these investments at September 30, 2016 (unaudited) and December 31, 2015 was $2,000,084 and $6,612,243, which is approximately 20% and 56%, respectively, of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates since the securities were purchased.

Management believes the declines in fair value for these investment securities are temporary.

Should the impairment of any of these investment securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Investment securities with unrealized losses were as follows:

	September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$1,998,500	$470	$-	$-	$1,998,500	$470
Mortgage-backed -GSE residential	-	-	1,584	26	1,584	26

	$1,998,500	$470	$1,584	$26	$2,000,084	$496

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
U.S. Government and federal agency	$3,524,074	$19,656	$990,379	$8,566	$4,514,453	$28,222
State and political subdivisions	-	-	494,985	5,015	494,985	5,015
Mortgage-backed -GSE residential	1,602,805	10,728	-	-	1,602,805	10,728

	$5,126,879	$30,384	$1,485,364	$13,581	$6,612,243	$43,965

The unrealized losses on the Company’s investments in direct obligations of U.S. Government and federal agencies and mortgage-backed GSE residential securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016, and December 31, 2015.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past-due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. There were no changes in the Company’s nonaccrual policy during the three and nine month periods ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited).

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

Categories of loans receivable include:

	September	December 31,
	2016	2015
	(Unaudited)
Real estate loans:
Residential 1-4 family	$47,568,440	$45,402,431
Commercial real estate	37,614,858	32,374,013
Construction and land	4,010,158	1,975,842
Total real estate	89,193,456	79,752,286
Commercial and industrial	9,433,055	8,147,480
Warehouse line	14,274,318	10,000,000
Consumer loans:
Home equity loans and lines of credit	7,731,560	9,003,016
Other consumer loans	1,155,271	1,101,856
Total consumer	8,886,831	10,104,872
Gross loans	121,787,660	108,004,638
Net deferred loan fees	(24,732)	(26,191)
Allowance for loan losses	1,220,646	1,075,374
Net loans	$120,591,746	$106,955,455

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

The following presents by portfolio segment, the activity in the allowance for loan losses:

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
Three Months Ended September 30, 2016:
Balance, beginning of period	$339,435	$644,586	$34,273	$65,596	$56,526	$1,140,416
Provision (credit) for loan losses	15,596	59,590	1,985	12,785	(9,956)	80,000
Loans charged to the allowance	-	(291)	-	-	-	(291)
Recoveries of loans previously charged off	521	-	-	-	-	521

Balance, end of period	$355,552	$703,885	$36,258	$78,381	$46,570	$1,220,646

Nine Months Ended September 30, 2016:
Balance, beginning of period	$337,230	$504,023	$69,337	$60,787	$103,997	$1,075,374
Provision (credit) for loan losses	18,389	197,523	(33,079)	17,594	(57,427)	143,000
Loans charged to the allowance	(2,020)	(291)	-	-	-	(2,311)
Recoveries of loans previously charged off	1,953	2,630	-	-	-	4,583

Balance, end of period	$355,552	$703,885	$36,258	$78,381	$46,570	$1,220,646

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
Three Months Ended September 30, 2015:
Balance, beginning of period	$205,076	$479,157	$229,584	$54,988	$55,273	$1,024,078
Provision (credit) for loan losses	30,751	173,933	(193,321)	5,092	13,545	30,000
Loans charged to the allowance	(569)	-	-	-	-	(569)
Recoveries of loans previously charged off	365	600	-	-	-	965

Balance, end of period	$235,623	$653,690	$36,263	$60,080	$68,818	$1,054,474

Nine Months Ended September 30, 2015:
Balance, beginning of period	$222,618	$503,621	$248,388	$-	$100,724	$1,075,351
Provision (credit) for loan losses	209	210,084	(212,125)	60,080	(13,248)	45,000
Loans charged to the allowance	(569)	(62,015)	-	-	(18,657)	(81,241)
Recoveries of loans previously charged off	13,365	2,000	-	-	-	15,365

Balance, end of period	$235,623	$653,690	$36,263	$60,080	$68,818	$1,054,474

The following presents the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2016 and December 31, 2015:

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
	(Unaudited)
At September 30, 2016:
Allowance:
Balance, end of period	$355,552	$703,885	$36,258	$78,381	$46,570	$1,220,646
Ending balance: individually evaluated for impairment	$14,749	$141	$-	$-	$230	$15,120
Ending balance: collectively evaluated for impairment	$340,803	$703,744	$36,258	$78,381	$46,340	$1,205,526
Loans:
Ending balance	$47,568,440	$41,625,016	$9,433,055	$14,274,318	$8,886,831	$121,787,660
Ending balance individually evaluated for impairment	$1,572,218	$8,856	$-	$-	$124,187	$1,705,261
Ending balance collectively evaluated for impairment	$45,996,222	$41,616,160	$9,433,055	$14,274,318	$8,762,644	$120,082,399

	Residential	Commercial	Commercial	Warehouse
	1-4 Family	Real Estate	and Industrial	Line	Consumer	Total
At December 31, 2015:
Allowance:
Balance, end of period	$337,230	$504,023	$69,337	$60,787	$103,997	$1,075,374
Ending balance: individually evaluated for impairment	$13,969	$302	$-	$-	$372	$14,643
Ending balance: collectively evaluated for impairment	$323,261	$503,721	$69,337	$60,787	$103,625	$1,060,731
Loans:
Ending balance	$45,402,431	$34,349,855	$8,147,480	$10,000,000	$10,104,872	$108,004,638
Ending balance individually evaluated for impairment	$2,051,278	$315,658	$-	$-	$122,809	$2,489,745
Ending balance collectively evaluated for impairment	$43,351,153	$34,034,197	$8,147,480	$10,000,000	$9,982,063	$105,514,893

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2016:

	Residential	Commercial	Construction	Commercial	Warehouse		Other
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Consumer	Total
	(Unaudited)

Pass (1-5)	$46,772,079	$36,090,697	$4,010,158	$9,433,055	$14,274,318	$7,683,720	$1,155,271	$119,419,298
Special Mention (6)	-	33,830	-	-	-	-	-	33,830
Substandard (7)	796,361	1,490,331	-	-	-	47,840	-	2,334,532
Doubtful (8)	-	-	-	-	-	-	-	-
Loss (9)	-	-	-	-	-	-	-	-

Total	$47,568,440	$37,614,858	$4,010,158	$9,433,055	$14,274,318	$7,731,560	$1,155,271	$121,787,660

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2015:

	Residential	Commercial	Construction	Commercial	Warehouse		Other
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Consumer	Total

Pass (1-5)	$44,838,588	$30,037,894	$1,966,182	$8,147,480	$10,000,000	$9,003,016	$1,101,856	$105,095,016
Special Mention (6)	-	1,553,936	-	-	-	-	-	1,553,936
Substandard (7)	563,843	782,183	9,660	-	-	-	-	1,355,686
Doubtful (8)	-	-	-	-	-	-	-	-
Loss (9)	-	-	-	-	-	-	-	-

Total	$45,402,431	$32,374,013	$1,975,842	$8,147,480	$10,000,000	$9,003,016	$1,101,856	$108,004,638

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2016:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg
	(Unaudited)

Residential 1-4 family	$353,562	$428,317	$755,430	$1,537,309	$46,031,131	$47,568,440	$13,246
Commercial real estate	33,830	-	8,856	42,686	37,572,172	37,614,858	-
Construction and land	-	-	21,918	21,918	3,988,240	4,010,158	21,918
Commercial and industrial	-	-	-	-	9,433,055	9,433,055	-
Warehouse Line	-	-	-	-	14,274,318	14,274,318	-
Home equity	89,667	22,628	-	112,295	7,619,265	7,731,560	-
Other consumer	236	-	-	236	1,155,035	1,155,271	-

	$477,295	$450,945	$786,204	$1,714,444	$120,073,216	$121,787,660	$35,164

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2015:

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruimg
	(Unaudited)

Residential 1-4 family	$1,124,518	$312,454	$555,497	$1,992,469	$43,409,962	$45,402,431	$-
Commercial real estate	9,715	-	-	9,715	32,364,298	32,374,013	-
Construction and land	-	23,118	9,660	32,778	1,943,064	1,975,842	-
Commercial and industrial	99,541	-	-	99,541	8,047,939	8,147,480	-
Warehouse Line	-	-	-	-	10,000,000	10,000,000	-
Home equity	72,128	10,288	8,309	90,725	8,912,291	9,003,016	-
Other consumer	-	2,852	-	2,852	1,099,004	1,101,856	-

	$1,305,902	$348,712	$573,466	$2,228,080	$105,776,558	$108,004,638	$-

The following table presents the Company’s nonaccrual loans at September 30, 2016 and December 31, 2015. This table excludes performing troubled debt restructurings.

	September 30,	December 31,
	2016	2015
	(Unaudited)

Residential 1-4 family	$796,361	$1,233,905
Commercial real estate	8,856	9,715
Construction and land	-	32,777
Commercial and industrial	-	-
Warehouse Line	-	-
Home equity	47,840	43,712
Other consumer	-	-

	$853,057	$1,320,109

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

The following table presents impaired loans and specific valuation allowance based on class level at September 30, 2016:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)
Impaired loans without a specific allowance:
Recorded investment	$511,447	$-	$-	$-	$-	$76,347	$587,794
Unpaid principal balance	588,354	-	-	-	-	76,347	664,701

Impaired loans with a specific allowance:
Recorded investment	1,060,771	8,856	-	-	-	47,840	1,117,467
Unpaid principal balance	1,093,353	10,438	-	-	-	51,714	1,155,505
Specific allowance	14,749	141	-	-	-	230	15,120

Total impaired loans:
Recorded investment	1,572,218	8,856	-	-	-	124,187	1,705,261
Unpaid principal balance	1,681,707	10,438	-	-	-	128,061	1,820,206
Specific allowance	14,749	141	-	-	-	230	15,120

The following table presents average impaired loans based on class level for the three and nine months ended September 30, 2016 and 2015:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)

Average recorded investment in impaired loans for the three months ended September 30, 2016	$1,155,575	$9,286	$-	$-	$-	$109,913	$1,274,774

Average recorded investment in impaired loans for the three months ended September 30, 2015	2,317,506	287,989	95,764	-	-	121,496	$2,822,755

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total
	(Unaudited)

Average recorded investment in impaired loans for the nine months ended September 30, 2016	$1,254,224	$9,286	$-	$-	$-	$112,801	$1,376,311
Average recorded investment in impaired loans for the nine months ended September 30, 2015	2,286,919	292,505	135,334	-	-	133,985	2,848,743

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2015:

	Residential	Commercial	Construction	Commercial	Warehouse
	1-4 Family	Real Estate	and Land	and Industrial	Line	Home Equity	Total

Impaired loans without a specific allowance:
Recorded investment	$848,467	$273,166	$-	$-	$-	$79,097	$1,200,730
Unpaid principal balance	921,718	273,166	-	-	-	79,097	1,273,981

Impaired loans with a specific allowance:
Recorded investment	1,202,811	9,715	32,777	-	-	43,712	1,289,015
Unpaid principal balance	1,259,063	11,111	36,696	-	-	45,687	1,352,557
Specific allowance	13,969	129	173	-	-	372	14,643

Total impaired loans:
Recorded investment	2,051,278	282,881	32,777	-	-	122,809	2,489,745
Unpaid principal balance	2,180,781	284,277	36,696	-	-	124,784	2,626,538
Specific allowance	13,969	129	173	-	-	372	14,643

Interest income of $7,618, $21,695, $10,777, $32,296 and $41,740 was recognized on impaired loans for the three and nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited) and for year-end December 31, 2015, respectively.

At September 30, 2016, the Company had several loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. Total troubled debt restructured loan balance on nine loans was $899,000 as of September 30, 2016 (unaudited).

There were no new troubled debt restructurings for the three or nine months ended September 30, 2016 and 2015.

There was no troubled debt restructured loans modified in the past 12 months that subsequently defaulted.

At September 30, 2016, the Company had one residential real estate loan as foreclosed property totaling $26,000. There were no consumer mortgage loans in the process of foreclosure according to local requirements of the applicable jurisdictions.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 (unaudited) and for the year end December 31, 2015:

	September 30, 2016
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$5,422,473	$-	$5,422,473	$-
State and political subdivisions	2,061,755	-	2,061,755	-
Mortgage-backed - GSE residential	2,019,610	-	2,019,610	-
Collateralized mortgage obligations-GSE	436,021	-	436,021	-
Mortgage servicing rights	65,065	-	-	65,065

	December 31, 2015
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Available-for-sale securities:
U.S. Government and federal agency	$5,924,942	$-	$5,924,942	$-
State and political subdivisions	2,558,886	-	2,558,886	-
Mortgage-backed - GSE residential	2,570,256	-	2,570,256	-
Collateralized mortgage obligations-GSE	659,654	-	659,654	-
Mortgage servicing rights	83,176	-	-	83,176

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2016 (unaudited) and the year ended December 31, 2015. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described on the following page.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)

Balance, beginning of period	$67,766	$100,170	$83,176	$114,193
Total changes in fair value included in earnings	(2,701)	(8,700)	(18,111)	(22,723)

Balance, end of period	$65,065	$91,470	$65,065	$91,470

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 (unaudited) and December 31, 2015:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2016 (Unaudited)

Collateral-dependent impaired loans, Net of ALLL	$521,894	-	-	521,894

December 31, 2015

Other real estate owned	$202,100	$-	$-	$202,100
Collateral-dependent impaired loans, Net of ALLL	1,274,372	-	-	1,274,372

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At September 30, 2016 (Unaudited):

Collateral-dependent impaired loans	$521,894	Market comparable properties	Marketability discount	10% - 15% (13.5%)

Mortgage servicing rights	65,065	Discounted	Constant
		cash flow	prepayment rate	10.7%-19.2% (18.0%)
			Probability
			of default	1% - 8% (2.9%)
			Discount rate	5.7% - 14% (10.4%)

At December 31, 2015

Other real estate owned	$202,100	Market comparable	Comparability
		properties	adjustment (%)	Not available

Collateral-dependent impaired loans	1,274,372	Market comparable properties	Marketability discount	10% - 15% (11.4%)

Mortgage servicing rights	83,176	Discounted	Constant
		cash flow	prepayment rate	8.8% - 16% (11.9%)
			Probability
			of default	1% - 8% (1.6%)
			Discount rate	5.6% - 12.0% (10.4%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
At September 30, 2016:
Financial assets:
Cash and cash equivalents	$17,681,880	$17,681,880	$-	$-
FHLB Stock	686,200	-	686,200	-
Loans held for sale	387,800	-	387,800
Loans, net of alloance for loan losses	120,591,746	-	-	121,573,000
Accrued interest receivable	312,808	-	312,808	-
Mortgage servicing rights	332,942	-	-	570,111

Financial liabilities:
Deposits	124,564,348	15,026,426	109,705,922	-
FHLB advances	15,000,000	-	15,018,000	-
Accrued interest payable	45,732	-	45,732	-

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
At December 31, 2015:
Financial assets:
Cash and cash equivalents	$10,906,893	$10,906,893	$-	$-
FHLB Stock	686,200	-	686,200	-
Loans, net of allowance for loan losses	106,955,455	-	-	107,347,000
Accrued interest receivable	314,174	-	314,174	-
Mortgage servicing rights	325,539	-	-	612,290

Financial liabilities:
Deposits	113,330,856	13,940,853	99,414,003	-
Federal Home Loan Bank advances	8,000,000	-	8,063,000	-
Accrued interest payable	6,137	-	6,137	-

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

Note 8: Earnings Per Share

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
	(Unaudited)	(Unaudited)

Net Income	$114,063	$94,357

Shares outstanding for basic EPS:

Average shares outstanding	667,898	667,898
Less: Average unearned ESOP shares	47,906	48,439
	619,992	619,459
Additional dilutive shares	-	-

Shares outstanding for basic and diluted EPS	619,992	619,459

Basic and diluted earnings per share	$0.18	$0.15

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(Unaudited)	(Unaudited)

Net Income	$19,476	$61,625

Shares outstanding for basic EPS:

Average shares outstanding	667,898	667,898
Less: Average unearned ESOP shares	50,576	50,841
	617,322	617,057
Additional dilutive shares	-	-

Shares outstanding for basic and diluted EPS	617,322	617,057

Basic and diluted earnings per share	$0.03	$0.10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months and nine months ended September 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on

Form 10-Q.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total Assets. Total assets increased by $18.7 million, or 13.8%, to $154.0 million at September 30, 2016 from $135.4 million at December 31, 2015. The increase was primarily the result of increases in loans and loans held for sale loans of $13.6 million and $388,000, respectively. Also, cash and cash equivalents increased $6.8 million. This is partially offset by decreases in available-for-sale securities.

Net Loans. Net loans increased by $13.6 million, or 12.8%, to $120.6 million at September 30, 2016 from $107.0 million at December 31, 2015. During the nine months ended September 30, 2016, one-to- four family residential real estate loans increased $2.2 million, or 4.8%, to $47.6 million at September 30, 2016 from $45.4 million at December 31, 2015; commercial real estate loans increased $5.2 million or 16.2%, to $37.6 million from $32.4 million; construction and land loans increased $2.0 million, or 103.0%, to $4.0 million from $2.0 million; commercial and industrial loans increased $1.3 million, or 15.8%, to $9.4 million from $8.1 million; warehouse line increased $4.3 million or 42.7% to $14.3 million from $10.0 million at September 30, 2016 and December 31, 2015 and consumer loans, including home equity loans and lines of credit, decreased $1.2 million, or 12.0%, to $8.9 million from $10.1 million. The increase in residential 1-4 family loans is the result of new customer relationships established with second homes being purchased. The increase in commercial real estate is the result of new customer relationships being established. The increase in construction and land is due to market demand for residential home construction and commercial real estate construction. The increase in the warehouse line is result of increasing the threshold limit of the line. The decreases in the remaining loan classes reflect repayments in excess of originations, and loan sales of refinanced loans.

Investment Securities. Investment securities available for sale decreased $1.8 million, or 15.1%, to $9.9 million at September 30, 2016 from $11.7 million at December 31, 2015. Mortgage-backed securities including collateralized mortgage obligations, decreased $774,000, or 24.0%, to $2.5 million at September 30, 2016 from $3.2 million at December 31, 2015, and states and political subdivision securities decreased $497,000, or 19.4%, to $2.1 million at September 30, 2016 from $2.6 million at December 31, 2015. U.S. government and federal agency securities decreased $502,000, or 8.5%, to $5.4 million at September 30, 2016 from $5.9 million at December 31, 2015. There were four securities purchased for $3.0 million and four securities called or matured for $4.7 million during the nine months ended September 30, 2016. Net unrealized gains on securities recognized in accumulated other comprehensive income (loss) increased by $66,000 to an unrealized gain of $52,000 at September 30, 2016 compared to an unrealized loss of $14,300 at December 31, 2015. At September 30, 2016, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, state and political subdivision securities, and U.S. government and agency securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Real Estate Owned and Other Repossessed Assets. Real estate owned and held for sale increased $14,000, or 5.4% to $276,167 at September 30, 2016 from $262,100 at December 31, 2015. The Company sold $35,000 of foreclosed properties during the nine months ended September 30, 2016. There were two residential properties that were foreclosed on during the nine months ended September 30, 2016. There were no foreclosed non-performing loans, no recorded valuation adjustments and $16,500 in net loss on sales during the nine months ended September 30, 2016. At September 30, 2016, real estate owned included two commercial real estate properties, the largest has a carrying value of $202,100 and two residential properties.

Deposits. Deposits increased by $11.2 million, or 9.9%, to $124.6 million at September 30, 2016 from $113.3 million at December 31, 2015. Interest-bearing deposits increased $10.1 million 10.2% to $109.5 million at September 30, 2016 from $99.4 million at December 31, 2015. Noninterest bearing increased $1.1 million, or 7.8% to $15.0 million at September 30, 2016 from $13.9 million at December 31, 2015.

Federal Home Loan Bank Advances and Other Liabilities. Federal Home Loan Bank advances increased $7.0 million, or 87.5% to $15.0 million at September 30, 2016 from $8.0 million at December 31, 2015. Other liabilities, which include, interest and accounts payable, customer escrow balances, and accruals for items such as employee pension and medical plans, increased $256,000 or 38.1%, to $929,000 at September 30, 2016 from $672,000 at December 31, 2015.

Total Equity. Total equity increased $160,000 or 1.2%, to $13.5 million at September 30, 2016. Retained earnings increased $94,000 due to the net income at September 30, 2016, as well as an increase of $66,000 in accumulated other comprehensive income (loss) due to unrecognized gains on investment securities.

Delinquencies, Classified Assets and Non-Performing Assets

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2016 (unaudited)
Real estate loans:
One- to four-family residential	7	$354	7	$428	12	$755	26	$1,537
Commercial real estate	1	33	-	-	1	9	2	42
Construction and land	-	-	-	-	1	21	1	21
Total real estate	8	387	7	428	14	785	29	1,600
Commercial and industrial	-	-	-	-	-	-	-	-
Warehouse Line	-	-	-	-	-	-	-	-
Consumer loans:	-	-	-	-	-	-	-	-
Home equity loans and lines of credit	5	90	2	23	-	-	7	113
Other consumer	1	1	-	-	-	-	1	1
Total consumer	6	91	2	23	-	-	8	114
Total loans	14	$478	9	$451	14	$785	37	$1,714

At December 31, 2015
Real estate loans:
One- to four-family residential	14	$1,125	4	$312	10	$555	28	$1,992
Commercial real estate	1	10	-	-	-	-	1	10
Construction and land	-	-	1	23	2	10	3	33
Total real estate	15	1,135	5	335	12	565	32	2,035
Commercial and industrial	1	99	-	-	-	-	1	99
Consumer loans:	-	-	-	-	-	-	-	-
Home equity loans and lines of credit
Other consumer	3	72	3	10	1	8	7	90
Total consumer	-	-	1	3	-	-	1	3
Total loans	3	72	4	13	1	8	8	93
	19	$1,306	9	$348	13	$573	41	$2,227

The decrease in delinquent loans at September 30, 2016 compared to December 31, 2015 was primarily attributable to loans that were paid off or brought to a current status.

Classified Assets. The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at September 30, 2016 and December 31, 2015 include approximately $853,000 and $1.3 million of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $15,120 and $15,000 at September 30, 2016 and December 31, 2015, respectively.

	At September 30,	At December 31,
	2016	2015
	(Dollars in thousands)
	(Unaudited)
Classifed assets:
Substandard loans (1)	$2,335	$1,356
Doubtful loans	-	-
Loss loans	-	-
Real estate owned and other		-
Real estate owned and other repossessed assets	276	262
Total classified assets	$2,611	$1,618

(1)	Includes non-accruing loans that are more than 90 days past due.

The increase in classified assets to $2.6 million at September 30, 2016 from $1.6 million at December 31, 2015 was primarily due to the enhanced review of a larger commercial real estate relationship that resulted in being changed to a classified status and moved to nonperforming assets. The largest component of classified loans is commercial real estate loans which totaled $1.5 million, or 63.8% of our total classified loans, at September 30, 2016. Our largest classified loan relationship, was a commercial real estate relationship totaling $968,000 at September 30, 2016.

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
	(Dollars in thousands)
	(Unaudited)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$796	$1,234
Commercial real estate	9	9
Construction and land	-	33
Total real estate	805	1,276
Commercial and industrial	-	-
Warehouse line	-	-
Consumer loans:
Home equity loans and lines of credit	48	44
Other consumer	-	-
Total consumer	48	44
Total loans	853	1,320

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	13	-
Commercial real estate	-	-
Construction and land	22	-
Total real estate	35	-
Commercial and industrial	-	-
Warehouse line	-	-
Consumer loans:
Home equity loans and lines of credit	-	-
Other consumer	-	-
Total consumer	-	-
Total loans	35	-

Total non-performing loans	888	1,320

Real estate owned and other repossessed assets:
Real estate loans:
One- to four-family residential	49	-
Commercial real estate	202	202
Construction and land	25	60
Total real estate	276	262
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	-	-
Other consumer	-	-
Total consumer	-	-
Total real estate owned before loans in redemption	276	262
Loans in redemption (1)	-	-
Total real estate owned and other repossessed assets	276	262

Total non-performing assets	$1,164	$1,582

(table continues on following page)

	At September 30,	At December 31,
	2016	2015
	(Dollars in thousands)
	(Unaudited)
Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$823	$957
Commercial real estate	-	273
Construction and land	-	-
Total real estate	823	1,230
Commercial and industrial	-	-
Consumer loans:
Home equity loans and lines of credit	76	79
Other consumer	-	-
Total consumer	76	79
Total loans	$899	$1,309

Total non-performing loans and troubled debt restructurings	$1,787	$2,629

Ratios:
Non-performing loans to total loans	0.73%	1.22%
Non-performing assets to total assets	0.76%	1.17%
Non-performing assets and troubled debt restructurings to total assets	1.16%	1.94%

(1) Represents real estate that is subject to the redemption period under Michigan law.

Non-performing assets decreased $418,000, or 0.76% of total assets, at September 30, 2016 from $1.6 million, or 1.17% of total assets, at December 31, 2015. Nonperforming one-to-four family real estate loans decreased $438,000 to $796,000. Total non-performing loans to total loans decreased 49 basis points to 0.73% at September 30, 2016 from 1.22% at December 31, 2015. Construction and land nonperforming loans decreased $33,000 to zero on September 30, 2016 from $33,000 at December 31, 2015. The largest non-performing loan relationship was a one-to-four family residential mortgage relationship totaling $158,000 at September 30, 2016.

Other Loans of Concern. At September 30, 2016, there was a $34,000 commercial real estate loan designated by management as “special mention,” where there is information about possible credit problems of the borrower that caused management to have doubts about the ability of the borrowers to comply with present loan repayment terms. Management continues to actively monitor the performance of this loan.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General. Net income for the three months ended September 30, 2016 was $114,000, compared to net income of $19,000 for the three months ended September 30, 2015, an increase of $95,000. The increase in earnings was primarily due to increases in net interest income and noninterest income offset by decreases in noninterest expense in occupancy and other real estate expenses.

Interest Income. Interest income increased $120,000, or 9.9%, to $1.3 million for the three months ended September 30, 2016 from $1.2 million for the three months ended September 30, 2015.

This increase was attributable to a $121,000 increase in interest and fee income on loans receivable. The increase was due to volume increase in new loans. The average balance of loans during the three months ended September 30, 2016 increased $11.5 million to $118.1 million compared to $106.6 million for the three months ended September 30, 2015, and the average yield on loans decreased by 2 basis points to 4.33% for the three months ended September 30, 2016 from 4.35% for the three months ended September 30, 2015. The average balance of investment securities decreased $2.4 million to $9.1 million for the three months ended September 30, 2016 from $11.5 million for the three months ended September 30, 2015, and the average yield on investment securities decreased by 7 basis point to 1.31% for the three months ended September 30, 2016 from 1.38% for the three months ended September 30, 2015, resulting in income on securities decreasing only $2,400.

Interest Expense. Total interest expense increased $26,000, or 19.1%, to $162,000 for the three months ended September 30, 2016 from $136,000 for the three months ended September 30, 2015. Interest expense on deposit accounts increased $26,000, or 26.0%, to $126,000 for the three months ended September 30, 2016 from $100,000 for the three months ended September 30, 2015. An increase of 4 basis points in the average cost of interest-bearing deposits to 0.49% for the three months ended September 30, 2016 from 0.45% for the three months ended September 30, 2015, and there was an increase of $14.5 million, or 16.5%, in the average balance of deposits to $102.5 million for the three months ended September 30, 2016 from $87.9 million for the three months ended September 30, 2015. The increase in deposits was in demand deposit of $11.7 million, savings accounts by $1.9 million, and money market account by $1.1 million for the three months ended September 30, 2016. This was offset by a slight decline of $187,000 in certificates of deposit for three months ended September 30, 2016.

Interest expense on FHLB-Indianapolis advances decreased $1,000 to $36,000 for the three months ended September 30, 2016 from $37,000 for the three months ended September 30, 2015. The average balance of advances decreased by $4.8 million to $12.6 million for the three months ended September 30, 2016 from $17.4 million for the three months ended September 30, 2015. The average cost on the advances increased 31 basis points to 1.13% for the three months ended September 30, 2016 from .82% for the three months ended September 30, 2015.

Net Interest Income. Net interest income increased $94,000, or 8.7%, to $1.2 million for the three months ended September 30, 2016 from $1.1 million for the three months ended September 30, 2015. The interest rate spread decreased to 3.27% for the three months ended September 30, 2016 from 3.33% for the three months ended September 30, 2015, and decreased the net interest margin to 3.36% for the three months ended September 30, 2016 from 3.41% for the three months ended September 30, 2015. The decrease in the interest rate spread and net interest margin reflected was a result of the decrease in yield on interest earning assets as well as the increase in yield on interest earning liabilities for the three months ended September 30, 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $80,000 for the three months ended September 30, 2016 and $30,000 for the three months ended September 30, 2015. The allowance for loan losses was $1.2 million, or 1.00% of total loans, at September 30, 2016, compared to $1.1 million, or .96% of total loans, at September 30, 2015. Total nonperforming loans were $888,000 at September 30, 2016, compared to $1.6 million at September 30, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 137.4% at September 30, 2016 compared to 64.5% at September 30, 2015. At September 30, 2016, $48,000 of the $888,000 in nonperforming loans were contractually current, compared to $762,000 of $1.6 million at September 30, 2015.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2016 and December 31, 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $80,000 or 33.7%, to $316,000 for the three months ended September 30, 2016 from $237,000 for the three months ended September 30, 2015. The increase was due to an increase of $76,000 in mortgage banking activities, which includes gains on sale of loans and changes in the value of mortgage servicing rights. Gains on sale of loans increased as originations, particularly on new home purchases and refinanced homes, increased during the period. There were increases of $2,000 on service charges on deposits and $2,000 in other noninterest income.

Non-Interest Expense. Non-interest expense increased $29,000, or 2.3%, to $1.3 million for the three months ended September 30, 2016 from $1.3 million for the three months ended September 30, 2015. The increase was reflected in salaries and benefits of $29,000 and other expense of $19,000 which was offset by decreases in occupancy and equipment of $21,000 and other real estate expenses of $8,000. At this time, we do not expect any reductions in non-interest expenses related to our participation in the defined benefit plan because of the continued participation in the plan.

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

	For the Three Months Ended September 30,
	2016			2015
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$118,109	$1,288	4.33%	$106,570	$1,168	4.35%
Investment securities	9,119	30	1.31	11,538	40	1.38
Other interest-earning assets (2)	11,365	19	0.66	7,540	8	0.47
Total interst-earning assets	138,593	1,337	3.83	125,648	1,216	3.84
Noninterest-earning assets	6,868			8,248
Allowance for loan losses	(1,163)			(1,038)
Total assets	$144,298			$132,858

Interest-earning liabilities:
Demand deposits	$37,204	38	0.41%	$25,477	21	0.33%
Money market accounts	21,134	15	0.28	20,009	15	0.30
Savings accounts	16,533	8	0.19	14,662	7	0.19
Certificates of deposit	27,605	65	0.93	27,792	56	0.81
Total deposits	102,476	126	0.49	87,940	99	0.45

FHLB-Indianapolis advances	12,609	36	1.13	17,387	37	0.82
Total interest-bearing liabilities	115,085	162	0.56	105,327	136	0.51

Noninterest-bearing demand deposits	15,909			14,373
Other noninterest-bearing liabilities	815			754
Total liabilities	131,809			120,454
Equity	12,489			12,404
Total liabilities and equity	$144,298			$132,858

Net interest income		$1,175			$1,080
Net interest spread (3)			3.27%			3.33%
Net interest-earning assets (4)	$23,508			$20,321
Net interest margin (5)			3.36%			3.41%

Average interest-earning assets to interest-bearing liabilities			102.43%			119.29%

(1)	Yield and rates are annualized.
(2)	Consists of stock in the FHLB-Indianapolis and interest bearing deposits in other banks.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General. Net income for the nine months ended September 30, 2016 was $94,000, compared to net income of $62,000 for the nine months ended September 30, 2015, an increase of $33,000. The increase in earnings was primarily due to increases in net interest income and non-interest income offset by increases in the provision for loan losses and increases in noninterest expense in salaries and benefits and data processing.

Interest Income. Interest income increased $297,000, or 8.3%, to $3.9 million for the nine months ended September 30, 2016 from $3.6 million for the nine months ended September 30, 2015. This increase was attributable to a $299,000 increase in interest and fee income on loans receivable. The increase was due to volume increase in new loans. The average balance of loans during the nine months ended September 30, 2016 increased $12.1 million to $112.6 million compared to $100.4 million for the nine months ended September 30, 2015, and the average yield on loans decreased by 15 basis points to 4.39% for the nine months ended September 30, 2016 from 4.54% for the nine months ended September 30, 2015. The yield declined because $119,000 of interest was collected on a nonaccrual loan paid off during the first quarter ending March 31, 2015. The average balance of investment securities decreased $1.4 million to $10.7 million for the nine months ended September 30, 2016 from $12.1 million for the nine months ended September 30, 2015, while the average yield on investment securities increased slightly by 1 basis point to 1.38% for the nine months ended September 30, 2016 from 1.37% for the nine months ended September 30, 2015.

Interest Expense. Total interest expense increased $73,000, or 18.5%, to $465,000 for the nine months ended September 30, 2016 from $392,000 for the nine months ended September 30, 2015. Interest expense on deposit accounts increased $79,000, or 26.7%, to $375,000 for the nine months ended September 30, 2016 from $296,000 for the nine months ended September 30, 2015. An increase of 5 basis points in the average cost of interest-bearing deposits to 0.50% for the nine months ended September 30, 2016 from 0.45% for the nine months ended September 30, 2015, and there was an increase of $13.4 million, or 15.3%, in the average balance of deposits to $101.0 million for the nine months ended September 30, 2016 from $87.6 million for the nine months ended September 30, 2015. The increase in deposits is in demand deposits of $12.3 million, money market accounts by $639,000, and savings account by $522,000 for the nine months ended September 30, 2016. This was offset partially by decline of $116,000 in certificates of deposit for nine months ended September 30, 2016.

Interest expense on FHLB-Indianapolis advances decreased $7,000 to $89,000 for the nine months ended September 30, 2016 from $96,000 for the nine months ended September 30, 2015. The average balance of advances decreased by $4.1 million to $9.5 million for the nine months ended September 30, 2016 from $13.7 million for the nine months ended September 30, 2015. The average cost on the advances increased 31 basis points to 1.25% for the nine months ended September 30, 2016 from 0.94% for the nine months ended September 30, 2015 because shorter term advances with lower yields paid off.

Net Interest Income. Net interest income increased $224,000, or 7.0%, to $3.4 million for the nine months ended September 30, 2016 from $3.2 million for the nine months ended September 30, 2015. The interest rate spread decreased to 3.31% for the nine months ended September 30, 2016 from 3.40% for the nine months ended September 30, 2015, and decreased the net interest margin to 3.41% for the nine months ended September 30, 2016 from 3.49% for the nine months ended September 30, 2015. The decrease in our interest rate spread and net interest margin reflected was offset by an increase in our interest earning assets over interest earning liabilities of $2.0 million for the nine months ended September 30, 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $143,000 for the nine ended September 30, 2016 and $45,000 for the nine months ended September 30, 2015. See

“Comparison of Operating Results for Three Months ended September 30, 2016 and 2015”. “Provision for Loan Losses” for additional information as the reasons for changes are comparable.

Non-Interest Income. Non-interest income increased $28,000, or 4.0%, to $724,000 for the nine months ended September 30, 2016 from $696,000 for the nine months ended September 30, 2015. Mortgage banking activities increased $59,000 or 18.7% to $372,000 for the nine months ended September 30, 2016 from $313,000 for the nine months ended September 30, 2015, which includes gains on sale of loans and changes in the value of mortgage servicing rights. This was offset by decreases in service charges, deposits of $12,000 and other noninterest income of $19,000. The other non-interest income category decreased $15,000 because late fee charges on loans are down $15,000.

Non-Interest Expense. Non-interest expense increased $121,000, or 3.2%, to $3.9 million for the nine months ended September 30, 2016 from $3.8 million for the nine months ended September 30, 2015. Salaries and benefits increased $94,000 and data processing increased $16,000. At this time, we do not expect any reductions in non-interest expenses related to our participation in the defined benefit plan because of the continued participation in the plan.

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

	For the Nine Months Ended September 30,
	2016			2015
	(Dollars in thousands)
	Average			Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$112,571	$3,706	4.39%	$100,443	$3,407	4.54%
Investment securities	10,674	111	1.38	12,090	124	1.37
Other interest-earning assets (2)	9,751	50	0.69	9,110	40	0.59
Total interst-earning assets	132,996	3,867	3.87	121,643	3,571	3.92
Noninterest-earning assets	7,062			7,154
Allowance for loan losses	(1,108)			(1,056)
Total assets	$138,950			$127,741

Interest-earning liabilities:
Demand deposits	$37,590	124	0.44%	$25,246	67	0.36%
Money market accounts	20,963	45	0.29	20,324	44	0.29
Savings accounts	14,866	20	0.18	14,344	21	0.19
Certificates of deposit	27,535	186	0.90	27,651	164	0.79
Total deposits	100,954	375	0.50	87,565	296	0.45

FHLB-Indianapolis advances	9,525	89	1.25	13,664	96	0.94
Total interest-bearing liabilities	110,479	464	0.56	101,229	392	0.52
			.
Noninterest-bearing demand deposits	14,837			13,505
Other noninterest-bearing liabilities	810			753
Total liabilities	126,126			115,487
Equity	12,824			12,254
Total liabilities and equity	$138,950			$127,741

Net interest income		$3,403			$3,179
Net interest spread (3)			3.31%			3.40%
Net interest-earning assets (4)	$22,517			$20,414
Net interest margin (5)			3.41%			3.49%

Average interest-earning assets to interest-bearing liabilities			120.38%			120.17%

(1)	Yield and rates are annualized.
(2)	Consists of stock in the FHLB-Indianapolis and interest bearing deposits in other banks.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities. We also have the ability to borrow from the FHLB-Indianapolis. At September 30, 2016, we had the capacity to borrow approximately $1.6 million from the FHLB-Indianapolis and an additional $2.0 million on a line of credit with the FHLB-Indianapolis and the United Bankers Bank. At September 30, 2016 and December 31, 2015, we had $15.0 million and $8.0 million, respectively, outstanding in advances from the FHLB-Indianapolis.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $668,000 and $128,000 for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loan, purchase of securities, proceeds from maturing and callable securities and pay downs of securities was $12.1 million and $17.4 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by financing activities was $18.2 million and $9.3 million, which consisted primarily of the activity in deposit accounts, the Federal Home Loan Bank advances, during the nine months ended September 30, 2016 and 2015, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $12.9 million, or 8.98% of adjusted total assets, which is above the required level of $5.8 million, or 4.00%; the common equity tier 1 capital ratio of $12.9 million, or 12.79%, which is above the required level of $4.6 million or 4.5%; the tier 1 capital ratio of $12.9 million or 12.79%, which is above the required level of $6.0 million or 6.0%, and the total capital ratio of $14.2 million, or 13.99% of risk-weighted assets, which is above the required level of $8.1 million, or 8.0%. We opted-out of the accumulated other comprehensive income (AOCI) capital rule that went into effect on January 1, 2015. Implementation of the deductions and other adjustment to Common Equity Tier 1 (CET1) began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer begins on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). At December 31, 2015, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $12.6 million, or 9.42% of adjusted total assets, which is above the required level of $6.7 million, or 5.00%; and total risk-based capital of $13.7 million, or 15.37% of risk-weighted assets, which is above the required level of $8.9 million, or 10.00%. Accordingly, the Bank was categorized as well capitalized at September 30, 2016 and December 31, 2015.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 21, 2016, the Company filed a Form 15 Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934. The Company continues to file SEC reports under Sections 13 and 15(d) and will continue to do so through January 17, 2017.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edgewater Bancorp, Inc.

Date: November 10, 2016	/s/ Richard E. Dyer
Richard E. Dyer
President and Chief Executive Officer

Date: November 10, 2016	/s/ Coleen S. Frens-Rossman
Coleen S. Frens-Rossman
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Edgewater Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (file no. 333-191125), initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
3.2	Bylaws of Edgewater Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (file no. 333-191125), initially filed by Edgewater Bancorp, Inc. on September 12, 2013.
31.1	Certification of Richard E. Dyer, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Richard E. Dyer, President and Chief Executive Officer, and Coleen S. Frens-Rossman, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

